Form 10-Q
period 1995-04-29
THREE D DEPARTMENTS INC
filed 1995-06-12
CIK 34169

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarter Ended April 29, 1995 Commission File No. 1-5967
                        --------------                 ----------



                           THREE D DEPARTMENTS, INC.
- - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                               06-0733200
- - - --------------------------------                            -------------------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             identification No.)



          3200 Bristol Street, Costa Mesa, California           92626
- - - --------------------------------------------------------------------------------
           (Address of principal executive offices)           (zip code)



Registrant's telephone number, including area code        (714) 662-0818
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No     .
                                                    -----   -----

At April 29, 1995 there were 1,151,494 shares of Class A common stock and 1,276,717 shares of Class B common stock, par value $.25, outstanding.


               The total number of pages in this report is   8  .
                                                           -----

                           THREE D DEPARTMENTS, INC.
                           -------------------------



                                     INDEX
                                     -----

                          Quarter Ended April 29, 1995
                          ----------------------------

                                                                            Page
                                                                            ----
  Part I.   Financial Information:

       Item 1.  Financial Statements:

                Balance sheet at April 29, 1995
                     and July 30, 1994                                        3

                Statement of income and retained earnings
                     for the thirteen week periods ended
                     April 29, 1995 and April 30, 1994 and
                     for the thirty-nine week periods ended
                     April 29, 1995 and April 30, 1994                        4

                Statement of cash flows for the thirty-nine
                     week periods ended April 29, 1995
                     and April 30, 1994                                       5

                Notes to financial statements                                 6

       Item 2.  Management's discussion and analysis of results
                     of operations and financial position                     7


  Part II.  Other Information                                                 8

  Signatures                                                                  8

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                                 Balance Sheet
                                 -------------
                                  (Unaudited)
                                  -----------

                                                                        April 29,    July 30,
                                                                           1995       1994
                                                                       -----------  --------
                                     ASSETS
                                     ------
CURRENT ASSETS:
- - - ---------------
        Cash                                                           $   605,751   $ 3,311,144
        Receivables:
          Tax refund                                                       364,395       364,395
          Other                                                            278,545       659,044
        Inventories                                                     17,983,057    14,118,720
        Prepaid expenses                                                   424,806       293,153
        Prepaid income taxes                                                74,311       107,555
        Deferred income taxes                                              353,333       322,733
                                                                       -----------   -----------
               Total current assets                                     20,084,198    19,176,744
                                                                       -----------   -----------

PROPERTY, FIXTURES AND IMPROVEMENTS, at cost:
- - - ---------------------------------------------
        Property, fixtures and equipment                                11,055,456     8,569,658
        Leasehold improvements                                           3,106,716     2,466,222
                                                                       -----------   -----------
                                                                        14,162,172    11,035,880
              Less - acccumulated depreciation and amortization          6,894,337     6,325,295
                                                                       -----------   -----------
                                                                         7,267,835     4,710,585
                                                                       -----------   -----------
OTHER ASSETS:
- - - -------------
        Deferred costs of leases, net                                    1,297,281       492,599
        Deferred income taxes                                               24,347       160,398
        Other                                                            1,076,309       906,642
                                                                       -----------   -----------
                                                                         2,397,937     1,559,639
                                                                       -----------   -----------
                                                                        29,749,970    25,446,968
                                                                       ===========   ===========

                      LIABILITIES and STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
- - - --------------------
      Long-term debt - current portion                                     287,269   $    62,097
      Accounts payable                                                   4,458,214     4,377,271
      Accrued liabilities                                                2,083,747     1,869,520
                                                                       -----------   -----------
                 Total current liabilities                               6,829,230     6,308,888
                                                                       -----------   -----------

LONG-TERM DEBT, LESS CURRENT PORTION                                     9,866,213     6,015,911
- - - ------------------------------------                                   -----------   -----------
DEFERRED COMPENSATION                                                      200,000       200,000
- - - ---------------------                                                  -----------   -----------
OTHER LIABILITIES                                                          450,000
- - - -----------------                                                      -----------

STOCKHOLDERS' EQUITY:
- - - ---------------------
       Preferred stock; $1.00 par value;
         authorized 300,000 shares; none issued
       Common stock; $.25 par value
         Class A - authorized 6,000,000 shares;
         issued 1,656,969 shares                                           414,242       414,242
         Class B - authorized 6,000,000 shares;
         issued 1,576,113 shares                                           394,028       394,028
      Additional paid-in capital                                         1,246,557     1,246,557
      Retained earnings                                                 12,154,433    12,123,208
                                                                       -----------   -----------
                                                                        14,209,260    14,178,035
       Less - 804,871 shares of common stock in treasury, at cost
                  (July 30, 1994 - 382,278)                              1,804,733     1,255,866
                                                                       -----------   -----------
                                                                        12,404,527    12,922,169
                                                                       -----------   -----------

                                                                       $29,749,970   $25,446,968
                                                                       ===========   ===========

                See accompanying notes to financial statements.

                                  THREE D DEPARTMENTS, INC.
                                  -------------------------

                   Statement of Income and Retained Earnings
                   -----------------------------------------
                                  (Unaudited)
                                  -----------

                                       Thirteen Week Periods Ended   Thirty-Nine Week Period Ended
                                       ----------------------------  -----------------------------
                                       Apr. 29, 1995  Apr. 30, 1994  Apr. 29, 1995   Apr. 30, 1994
                                       -------------  -------------  -------------   -------------
Revenues:
   Sales                               $11,522,075    $ 8,554,691    $38,020,624     $31,258,455

Costs and Expenses:
   Cost of sales, including
     warehousing and
     buying expenses                     6,200,348      5,234,270     21,299,572      17,901,226
   Store operating,
     administrative and
     general expenses                    5,176,698      4,371,618     15,755,606      14,089,065
   Interest expense                        298,937        110,260        717,393         309,817
                                       -----------    -----------    -----------     -----------
                                        11,675,983      9,716,148     37,772,571      32,300,108
                                       -----------    -----------    -----------     -----------

Income (loss) before income taxes
  and cumulative effect
  of accounting change                    (153,908)    (1,161,457)       248,053      (1,041,653)
                                       -----------    -----------    -----------     -----------

Provision (benefit) for
  income taxes
    Federal                                (30,987)      (298,275)       105,430        (299,800)
    State                                  (18,777)       (31,355)        35,070          (7,400)
                                       -----------    -----------    -----------     -----------
                                           (49,764)      (329,630)       140,500        (307,200)
                                       -----------    -----------    -----------     -----------

Net income (loss) before
  cumulative effect
  of accounting change                    (104,144)      (831,827)       107,553        (734,453)

Cumulative effect of
  accounting change for
  income taxes (Note 3)                                                                   96,223
                                       -----------    -----------    -----------     -----------

Net income (loss)                         (104,144)      (831,827)       107,553        (638,230)

Retained earnings at
  beginning of period                   12,282,534     13,049,223     12,123,208      12,912,472
                                       -----------    -----------    -----------     -----------
                                        12,178,390     12,217,396     12,230,761      12,274,242

Cash dividends                             (23,957)       (28,428)       (76,328)        (85,274)
                                       -----------    -----------    -----------     -----------

Retained earnings at
  end of period                        $12,154,433    $12,188,968    $12,154,433     $12,188,968
                                       ===========    ===========    ===========     ===========

Average number of
  shares outstanding                     2,428,211      2,850,804      2,561,278       2,850,804
                                       ===========    ===========    ===========     ===========

Net income (loss) per share            $      (.04)   $      (.29)   $       .04     $      (.22)
                                       ===========    ===========    ===========     ===========

Cash dividends per share
   Class A common                      $     .0125    $     .0125    $     .0375     $     .0375
                                       ===========    ===========    ===========     ===========
   Class B common                      $     .0075    $     .0075    $     .0225     $     .0225
                                       ===========    ===========    ===========     ===========

                 See accompanying notes to financial statements

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                            Statement of Cash Flows
                            -----------------------

                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------
                                  (Unaudited)
                                  -----------

                                                           Thirty-Nine Week Periods Ended
                                                          --------------------------------
                                                           Apr. 29, 1995    Apr. 30, 1994
                                                          ---------------   --------------
Cash flows from operating activities:

Net income (loss)                                            $   107,553      $  (638,230)
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                               1,143,745          992,133
   Benefit (provision) for deferred taxes                        136,051           (1,899)
   Increase in cash value of life insurance                     (243,922)        (217,111)
   Loss on sale, and abandonments of fixtures
    and leaseholds                                                16,974           91,906
Changes in assets and liabilities:
   Decrease (increase) in receivables                            380,499         (821,647)
   Increase in inventories                                    (3,864,337)        (485,332)
   (Increase) decrease in prepaid expenses                      (131,653)          79,838
   Decrease in prepaid income taxes                               33,244           31,637
   Decrease in deposits                                           55,195            6,529
   Increase in deferred income taxes                             (30,600)        (100,075)
   Increase in accounts payable                                   80,943        1,684,564
   Increase in other liabilities                                 450,000
   Increase in accrued liabilities                               214,227          375,383
                                                             -----------      -----------

    Net cash (used by) provided by operating
       activities                                             (1,652,081)         997,696
                                                             -----------      -----------

Cash flows from investing activities:

Purchase of building                                          (1,193,834)
Purchase of property, fixtures and improvements               (2,376,846)        (619,336)
Purchase of software                                             (58,877)          (2,940)
Purchase of lease                                               (880,000)
Sale of fixtures                                                   5,966            1,500
                                                             -----------      -----------

    Net cash used by investing activities:                    (4,503,591)        (620,776)
                                                             -----------      -----------

Cash flows from financing activities:

Purchase of common stock                                        (548,867)
Repayment of debt                                             (3,074,526)      (2,031,346)
Dividends paid                                                   (76,328)         (85,274)
Proceeds from borrowings                                       7,150,000        2,043,180
                                                             -----------      -----------

    Net cash provided by (used by) financing
       activities                                              3,450,279          (73,440)
                                                             -----------      -----------

Net (decrease) increase in cash and cash equivalents          (2,705,393)         303,480

Cash and cash equivalents at beginning of period               3,311,144        2,064,681
                                                             -----------      -----------

Cash and cash equivalents at end of period                   $   605,751      $ 2,368,161
                                                             ===========      ===========

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------


                         Notes to Financial Statements
                         -----------------------------




1. The accounting policies followed by the Company for the unaudited interim periods are substantially the same as outlined in the Company's 1994 annual report, which should be read in conjunction with this quarterly report.

2. The financial statements at April 29, 1995 and for the thirteen and thirty-nine weeks ended April 29, 1995 and April 30, 1994 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

3. In October 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109). The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The cumulative adjustment of adopting SFAS 109 was a $96,223 increase to income and deferred tax assets.

4. In October 1994, the Company expended $547,777 in the purchase of 256,794 Class A shares and 165,007 Class B shares from a major shareholder at a negotiated price. In addition, the Company expended $990 for the purchase of 792 Class A shares from an unrelated shareholder at the prevailing market price.

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                    Management's Discussion and Analysis of
                    ---------------------------------------

                  Results of Operations and Financial Position
                  --------------------------------------------


Sales for the thirteen week period ended April 29, 1995 were $11,522,075 compared to $8,554,691 for the thirteen week period ended April 30, 1994, an increase of $2,967,384 or 34.7%. Sales for the thirty-nine week period ended April 29, 1995 were $38,020,624, compared to $31,258,455 for the thirty-nine week period ended April 30, 1994, an increase of $6,762,169 or 21.6%. The increase in sales for the thirteen and thirty-nine week periods ended April 29, 1995 was attributable to the opening of four new and three expanded stores with our housewares format. Sales of stores open in both the thirteen and thirty-nine week periods increased by 20.9% and 16.7%, respectively.

Cost of sales, including warehouse and buying expenses, for the thirteen and thirty-nine week periods ended April 29, 1995 were 53.8% and 56.0% of sales, respectively, as compared to 61.2% and 57.3% for the thirteen and thirty-nine week periods ended April 30, 1994, respectively. The decrease was primarily due to lower markdowns in the thirteen week period ended April 29, 1995 than for the same period April 30, 1994. In the quarter ended April 1994, the Company incurred higher markdowns than normal due to the early termination of a lease and a store closing sale.

Store operating, administrative and general expenses for the thirteen and thirty-nine week periods ended April 29, 1995 were 44.9% and 41.4% of sales, respectively, as compared to 51.1% and 45.1% of sales for the thirteen and thirty-nine week periods ended April 30, 1994, respectively. The decrease in the thirteen and thirty-nine week periods were principally due to lower store closing costs and writeoffs associated with closing three unproductive stores in Fiscal 1995, as compared to seven stores in Fiscal 1994.

Interest expense increased to $298,937 for the thirteen week period ended April 29, 1995, compared to $110,260 for the thirteen week period ended April 30, 1994. For the thirty-nine week period ended April 29, 1995, interest expense was $717,393 compared to $309,817 for the thirty-nine week period ended April 30, 1994. The increase was principally due to additional borrowings for inventory and capital expenditures and higher interest rates.

Total working capital at April 29, 1995 was $13,254,968 compared to $12,867,856 at July 30, 1994. The increase was due to additional inventory for our new and expanded stores. The current ratio decreased from 3.0 to 1 at July 30, 1994 to
2.9 to 1 at April 29, 1995.

The Company had capital expenditures during the thirty-nine week period ended April 29, 1995 of approximately $4,510,000 for a building, leases, fixtures and improvements for new and expanded stores with our housewares format. In the fourth quarter 1995, the Company projects additional capital expenditures of approximately $200,000 for new and remodeled stores. Such expenditures will be funded from operations and outside financing.

                           THREE D DEPARTMENTS, INC.
                           -------------------------



Part II - Other Information

     Item 6.  Exhibits and Reports of Form 8-K.

          (a)  Exhibit 27 Financial Data Schedule

          (b)  Reports on Form 8-K.

               The Company was not required to file a report on Form 8-K for any event during the thirty-nine week period ended April 29, 1995.



                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THREE D DEPARTMENTS, INC.
                                    -------------------------
                                         (Registrant)



Date:    June 12, 1995
       ---------------



                                  By    /s/  Frank Kane
                                    --------------------------
                                             Frank Kane
                                           Vice President
                                    Administration and Finance



                                 and   /s/ Kim Hutchinson
                                    --------------------------
                                           Kim Hutchinson
                                             Controller