Form 10-K
period 1995-07-29
THREE D DEPARTMENTS INC
filed 1995-10-27
CIK 34169

                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

    ---          OF THE SECURITIES EXCHANGE ACT OF 1934
     X           [FEE REQUIRED]
    ---
                 For the fiscal year ended July 29, 1995

                         Commission file number 1-5967
                                                ------

                           THREE D DEPARTMENTS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                         06-0733200
          -----------------------------           -----------
          (State or other jurisdiction           (I.R.S. Employer
          of incorporation or organization)      Identification No.)

            3200 Bristol Street, Costa Mesa, California  92626-1808
           -----------------------------------------------------------
                   (Address of principal executive offices)

               Registrant's telephone number including area code
                                 (714) 662-0818

Securities Registered Pursuant to Section 12(b) of the Act:

                                     Name of Each Exchange
       Title of Each Class            on which Registered
       -------------------        ----------------------------

     Common Stock,
     $.25 par value per share:
            Class A Common Stock         AMERICAN STOCK EXCHANGE
            Class B Common Stock         AMERICAN STOCK EXCHANGE

Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X     No
                             ------     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The aggregate market value of the outstanding voting stock of the registrant held by non-affiliates as of October 12, 1995 was $1,151,565 for Class A common stock and $1,531,858 for Class B common stock, based upon a closing price of $2.625 per share for Class A common stock and $3.25 per share for Class B common stock on that date.

          As of September 30, 1995, 1,151,494 shares of Class A common stock and 1,276,717 shares of Class B common stock were outstanding.

Documents Incorporated by Reference
-----------------------------------

          The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders which is expected to be filed with the Commission on or about November 27, 1995.

          The total number of pages is 26. The exhibit index is located on pages 11-12.

                                     PART I
                                     ------

Item 1.  Description of Business
         -----------------------

          Three D Departments, Inc. (the "Company") owns and operates 28 retail bed and bath specialty stores (9 in Connecticut, 10 in Los Angeles and Orange Counties of Southern California, and 9 in metropolitan Phoenix, Arizona) as of July 29, 1995. The New England and Southern California stores are operated under the name of "Three D Bed and Bath"; the Arizona stores under the name of "Linens Plus."

          The Company's specialty stores are engaged in the retail sale of linens and towels, rugs, bedspreads, sheets, blankets, housewares, kitchen accessories and giftwares, also known as "domestics merchandise."

Industry Segments
-----------------

          The Company has only one industry segment, that being the retail sale of domestics merchandise through Company-owned specialty stores, as described above. Such retail sales are currently made in 28 specialty stores owned and operated by the Company as compared with 27 and 31 specialty stores owned and operated by the Company at the close of the fiscal years 1994 and 1993, respectively.

          In fiscal 1995, the Company implemented a new superstore format with the opening of four new stores and four expanded stores. This new format expanded such stores' housewares and kitchen accessories department.

          The following is a breakdown of inventory and equipment for fiscal years 1995, 1994 and 1993:

                             July 29,      July 30,      July 31,
                               1995          1994          1993
                               ----          ----          ----

Specialty Stores
     Inventory              $16,260,487   $14,118,720   $12,989,306
     Equipment                9,601,674     7,241,070     7,150,762


          The Company's cost of opening and operating specialty stores varies between $100,000 to $250,000 per store for fixtures and leasehold improvements depending on the location and size of the store plus additional working capital for inventory.

Locations
---------

          The following table identifies the Company's sales, inventory and equipment by geographic areas for fiscal years 1995 and 1994.

                                            1995                 1994
                                            ----                 ----
Sales
      East Coast                         $13,820,780          $12,103,904
      West Coast                          36,160,924           29,648,663
                                         -----------          -----------

          Total                          $49,981,704          $41,752,567
                                         ===========          ===========

Inventories
      East Coast                         $ 4,727,772          $ 4,609,213
      West Coast                          11,215,241            9,509,507
      Corporate                              317,474
                                         -----------          -----------

          Total                          $16,260,487          $14,118,720
                                         ===========          ===========

Property, Fixtures and Equipment
      East Coast                         $ 2,849,984          $ 2,639,205
      West Coast                           6,751,690            4,601,865
      Corporate                            1,387,040            1,328,588
                                         -----------          -----------

          Total                          $10,988,714          $ 8,569,658
                                         ===========          ===========

 .     East Coast Region represents stores in Connecticut.
 .     West Coast Region represents stores in California and Arizona.
 .     Corporate represents the Company's corporate offices in California.

Operations and Products
-----------------------

          The following summarizes the Company's percentage of retail sales by various categories of merchandise of products for the fiscal years ended 1995, 1994 and 1993:

                             COMPOSITION OF PRODUCT REVENUES

                           1995            1994            1993
                           -----           -----           -----

Tabletop                     27%             21%             19%
Bedding                      47              50              50
Bath                         26              29              31
                           ----            ----            ----
                            100%            100%            100%

Competition
-----------

          The Company's business continues to be highly competitive. While no definitive statistics are available, the Company believes that the specialty stores operated by the Company are significant factors in the "specialty store" market for domestics merchandise. However, many types of local and national retailers, including discount and conventional department stores, specialty shops, variety stores, mail order houses and supermarkets, directly compete with the Company, and many of the Company's competitors have greater financial resources.

Seasonal Variations
-------------------

          As in the case of many retailers, the Company's second quarter (November through January), which includes the Christmas season, is its strongest sales quarter, with the third quarter (February through April) being the weakest.

Suppliers and Raw Materials
---------------------------

          The Company is not dependent upon any one supplier for merchandise and purchases most of its merchandise directly from manufacturers. During fiscal 1995, the Company purchased merchandise from approximately 460 suppliers located throughout the United States, none of whom supplied more than 6.7% of the Company's purchases. The Company is not engaged in the production, extraction, manufacture or use of raw materials.

Patents and Licenses
--------------------

          The Company does not own any material patents or patent licenses, and it is unlikely the Company will acquire any such rights in the near future.

Development of New Products
---------------------------

          During fiscal 1995, no funds were specifically allocated for full-time activities directed to the development of new products or services.

Environmental Regulations
-------------------------

          Federal, state and local regulations relating to the environment do not materially affect the Company's capital expenditures, earnings or competitive position.

Employees
---------

          At July 29, 1995, the Company employed 496 persons on a full-time or part-time basis, exclusive of persons engaged solely as directors or officers, as compared with 441 persons at the close of fiscal 1994. The increase in the number of employees was associated with the new superstore format which are larger stores and require additional employees and inventory to operate. No employee is represented by any union. The Company believes that relations between the Company and its employees are satisfactory.

Customers
---------

          No material part of the retail business of the Company is dependent upon a single customer or upon very few customers.

Foreign Operations
------------------

          The Company does not engage in material operations in foreign countries nor is a material part of its sales or revenues derived from customers in foreign countries.

Item 2.  Properties
         ----------

          The Company's specialty stores are operated under leases expiring between fiscal 1996 and fiscal 2012. Such leases typically require the payment of a minimum annual rental or a percentage of net sales, whichever is higher, payable in monthly installments. In some cases, the Company has options to renew its specialty store leases.

          The Company's executive offices currently occupy approximately 15,000 square feet of space and are located at 3200 Bristol Street, Costa Mesa, California, under a lease expiring in December,1995. The Company believes there are sufficient office facilities at attractive rates available in the vicinity to its current office.

          During fiscal 1995, the aggregate annual rental for all leased properties was approximately $5,583,000.

          In December 1994, the Company purchased a commercial building in Phoenix, Arizona for approximately $1,200,000. The building contains approximately 22,000 square feet with a ground lease of 45 years. The Company uses the building as one of its retail stores.

          The Company also owns a residence located on approximately one acre in West Hartford, Connecticut. The Company utilizes the residence from time to time for the housing of out-of-state executives while supervising the Company's Connecticut operations.

Item 3.  Legal Proceedings
         -----------------

          No material litigation, other than ordinary, routine litigation incident to the business of the Company, is currently pending, or to the best knowledge of the Company's management, is threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the shareholders.

                                    PART II
                                    -------

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        -----------------------------------------------------------------
        Matters
        -------

          Both classes of the Company's common stock are listed on the American Stock Exchange. The high and low sales prices for each quarter within the past two fiscal years as reported by the Exchange were:

       1995         High              Low            Dividend
       ----         ----             -----           --------

First Quarter
 Class A            $1   5/16        $1   1/16         $.0125
 Class B             1    1/2         1    1/4          .0075
Second Quarter
 Class A             1   5/16         1    1/8          .0125
 Class B             1    5/8         1    1/4          .0175
Third Quarter
 Class A             2  11/16         1   3/16          .0125
 Class B             2    5/8         1   7/16          .0075
Fourth Quarter
 Class A             3    3/8         1    1/2          .0125
 Class B             3    7/8         1  11/16          .0075

       1994         High              Low            Dividend
       ----         ----             -----           --------
First Quarter
 Class A            $1    1/2        $1    3/8         $.0125
 Class B             1    5/8         1   7/16          .0075
Second Quarter
 Class A             1    7/8         1   7/16          .0125
 Class B             1    3/4         1    3/8          .0075
Third Quarter
 Class A             1    7/8         1    1/2          .0125
 Class B             1    7/8         1  11/16          .0075
Fourth Quarter
 Class A             1    5/8         1   5/16          .0125
 Class B             1    7/8         1    3/8          .0075


          The Company had approximately 381 holders of record of its Class A common stock and approximately 358 holders of record of its Class B common stock as of July 29, 1995.

Item 6.  Selected Financial Data
         -----------------------
                                         Fiscal Year Ended (a)

---------------------------------------------------------------------------------------------
                           July 29,      July 30,      July 31,     August 1,     August 3,
                             1995          1994          1993          1992         1991
                         ------------  ------------  ------------  ------------  -----------
Sales                    $49,981,704   $41,752,567   $42,044,998   $43,065,361   $45,813,949

Income (loss)  before
  income taxes           $  (983,400)  $(1,401,461)  $  (211,061)  $  (555,578)  $   979,725


Net income (loss)        $  (527,628)  $  (675,561)  $  (146,961)  $  (384,823)  $   535,725

Weighted average
  shares outstanding     $ 2,528,011   $ 2,850,804   $ 2,870,381   $ 2,871,194   $ 2,877,288

Per Share:

    Net income (loss)    $      (.21)  $      (.24)  $      (.05)  $      (.13)  $       .19

    Book value           $      4.65   $      4.53   $      4.78   $      4.88   $      5.09

Dividends declared:
    Class A              $       .05   $       .05   $       .05   $       .10   $       .10

    Class B              $       .03   $       .03   $       .03   $       .06   $       .06

Working capital          $11,877,942   $12,867,856   $ 7,741,610   $ 9,111,456   $10,546,138

Long-term debt           $ 9,784,325   $ 6,015,911   $ 1,971,440   $ 3,351,726   $ 3,092,417

Stockholders' equity     $11,745,345    12,922,169   $13,711,433   $14,006,161   $14,624,982

Total assets             $28,077,285   $25,446,968   $24,254,008   $24,405,708   $23,993,414


(a) The Company operates on a 52-53 week basis. Years end on the Saturday nearest July 31. The fiscal years 1992, 1993, 1994 and 1995 each included 52 weeks; fiscal year 1991 included 53 weeks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Fiscal 1995 Compared to Fiscal 1994
-----------------------------------

          Sales in fiscal 1995 increased $8,229,137 to $49,981,704, a 19.7%
increase over fiscal 1994 sales of $41,752,567. The increase was due primarily to the opening of four new stores and four expanded stores with the housewares format. Offsetting the increase was the decrease in sales resulting from the closing of seven stores in fiscal 1994. Sales from stores opened in both periods increased by 12.1%. This increase was due to improved sales in our California stores. Sales for stores open in both periods include sales for stores in operation for a full year in both the current and prior year.

          Costs of sales, including warehouse and buying expenses, was 57.8% of sales in fiscal 1995, as compared to 57.6% in fiscal 1994. The increase resulted from increased freight costs and lower margins associated with our additional housewares inventory.

          Store operating, administrative and general expenses were 42.1% of sales in fiscal 1995, as compared to 44.5% in fiscal 1994. This decrease was principally due to lower store closing costs and writeoffs associated with store closings. In fiscal 1994, the Company closed seven stores as compared to only three in fiscal 1995.

          Interest expense increased $514,533 to $1,054,330 in fiscal 1995.
This increase was attributable to additional borrowings for capital expenditures and inventory for four new and four expanded stores.

          In fiscal 1995, the Company continued its housewares expansion program which resulted in an increase in sales. To achieve this increase in sales, the Company incurred additional expenses for pre-opening costs of $375,000 and interest costs of approximately $500,000 to finance the expansion program. In the fourth quarter, the Company sustained inventory adjustments for shrinkage, freight and markdowns that affected gross margins for the period. The Company incurred a net loss of $527,628 for the fiscal year ended 1995.

          As of August 1995, the Company has carried out plans to cut its corporate payroll siginificantly,and will be reducing pre-opening and advertising costs during fiscal 1996. Presently, Management plans on expanding three stores to include its housewares format in fiscal 1996. In addition, Management has introduced a Customer Loyalty Program designed to increase sales from its existing stores.

Fiscal 1994 Compared to Fiscal 1993
-----------------------------------

          Sales decreased to $41,752,567 from $42,044,998 or .7% during fiscal 1994. The slight decrease was due primarily to the net closing of five stores. Sales from stores open in both periods increased by 4.5%. This increase was due to improved sales in our California stores. Sales for stores open in both periods include sales for stores in operation for a full year in both the current and prior year.

          Cost of sales, including warehouse and buying, was 57.6% of sales in 1994, as compared with 56.3% in the prior year. The increase resulted from unanticipated markdowns on an early termination of a store lease and additional inventory shrinkage.

          Store operating, administrative and general expenses were 44.5% of sales in fiscal 1994, as compared to 43.1% in fiscal 1993. This increase was attributable to pre-opening and advertising costs associated with our new housewares department and store closing costs including writeoffs incurred in closing five marginal stores.

          Interest expense increased $78,762 to $539,797 in fiscal 1994. This increase was principally due to interest fees at a rate of 1% associated with obtaining a new secured loan agreement and additional borrowings. (See Liquidity and Capital Resources.)

          The provision for income taxes for the fiscal year resulted in a tax benefit of $629,677 due to the utilization of a net operating loss carryback and the recognition of deferred tax assets under the new Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Effective August 1, 1993, the Company adopted the provisions of Statement 109 which requires the use of a liability method. Under this method the provision for income taxes is the taxes payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

          During fiscal 1994, the Company implemented its new superstore format with one new store, two expanded stores and three remodeled stores. As a part of implementing its new superstore format, net income was affected by markdowns and expenses incurred in terminating and net closing of five smaller stores. In the coming fiscal year, Management will continue to close or replace smaller stores with superstores but does not expect the costs associated with closing these stores to be significant.

Liquidity and Capital Resources
-------------------------------

          At July 29, 1995, working capital decreased to $11,877,942 from $12,867,856 at July 30, 1994. The decrease was primarily due to the net loss incurred in fiscal 1995 and capital expenditures for new and expanded stores. However, the Company's current ratio was 3.0 to 1.0 at July 29, 1995.

          Capital expenditures in fiscal 1995 totaled approximately $4,272,000 for fixtures, improvements, leases and a building. These expenditures were funded by operating activities and additional borrowings. In 1996, the Company plans on expanding three stores to include its housewares format. Capital expenditures for these stores are expected to be approximately $750,000 and will be funded from operations and additional borrowings.

          The Company's present source of liquidity consists of cash from operations and borrowings under its revolving credit facility. The Company is party to a loan and security agreement which includes a revolving credit facility and secured note. The revolving credit loan matures on July 28, 1999 and provides for borrowings of 60% of eligible inventory not to exceed a maximum borrowing of $9,000,000, of which $8,550,000 was outstanding at September 30, 1995. Interest is payable monthly. Principal payments are required only if the value of the inventory falls below certain specified levels. The secured promissory note is for $1,000,000 and had an outstanding balance of $920,000 at September 30, 1995. The note requires monthly principal payments of $20,000 plus interest with the balance due on July 28, 1999. See Note 4 to the Financial Statements. In addition to its leases, the Company has certain other financial commitments, see Notes 4 and 6 to the Financial Statements.
Management believes that during 1996 its cash from operations and borrowings will be sufficient to meet its operational and capital expenditure needs.

          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 which requires, among other things, that a valuation allowance against deferred tax assets be recorded when it is "more likely than not that some portion of the deferred tax asset will not be realized."

          In fiscal 1993, 1994 and 1995 the Company incurred book operating losses of $211,061, $1,401,461 and $983,400, respectively, and tax operating losses of $320,979, $1,430,670 and $1,063,343, respectively. These losses were due to store closing costs associated with closing 14 marginal stores over three years, and pre-opening and interest costs in implementing our housewares expansion program.

          The Company's net deferred asset as of July 29, 1995 was $941,351 of which $484,934 and $252,236 are for federal and state net operating loss carryforwards, respectively. The expiration of the state net operating losses are $15,147 in 1997, $45,793 in 1998, $111,210 in 1999 and $80,085 in 2000. The
Company will need taxable income of $2,525,000 by the year 2000 to realize the state tax benefit. The expiration of the federal net operating losses are $123,393 in 2009 and $361,537 in 2010. The Company will need $1,426,000 by the year 2010 to realize the federal benefit. Management believes, based on plans implemented for fiscal 1996, sufficient taxable income will be available to realize the tax benefit of these net operating loss carryforward assets before their expiration, consequently, no valuation allowance is necessary at July 29. 1995.

Inflation and Seasonality
-------------------------

          Management does not believe its operating results have been materially affected by inflation in fiscal 1993, 1994 and 1995. The Company's second quarter (November through January ) which includes the Christmas season, is its strongest sales quarter, with the third quarter (February through April) being the weakest.


Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

          There are hereby incorporated the Financial Statements of the Company filed with and as part of this Report. (See Item 14 of this Form 10-K.)

Item 9. Disagreements on Accounting and Financial Disclosure
        ----------------------------------------------------

          None.

                                    PART III
                                    --------

        The information required by Items 10, 11, 12 and 13 of Form 10-K will be set forth in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or about November 27, 1995, and such information is incorporated herein by this reference.


                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

     (a) The following financial statements and financial schedules are filed as a part of this Report:

     (1) Financial Statements                          Page No.
         --------------------                          --------

         Report of Independent Accountants                14

         Balance Sheet as of July 29, 1995 and            15
         July 30, 1994

         Statement of Operations for the Fiscal
         Years Ended July 29, 1995,
         July 30, 1994 and July 31, 1993                  16

         Statement of Changes in Stockholders'
         Equity for the Fiscal Years
         Ended July 29, 1995, July 30, 1994 and           17
         July 31, 1993

         Statement of Cash Flows for the Fiscal
         Years Ended July 29, 1995,
         July 30, 1994 and July 31, 1993                  18

         Notes to Financial Statements                    19

     (2) Financial Statement Schedules
        -----------------------------

          All schedules are omitted because they are not required, are inapplicable, or the information is included in the Financial Statements or Notes thereto.

     (3) Exhibits
         --------

        Exhibit
          No.                        Title
        -------                      -----

          3.1 Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 30, 1984, together with Certificate of Amendment of the Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on March 3, 1987./1/





          3.2       Bylaws of the Company as amended through July 29, 1987./1/

          4.1       Class A Common Stock share certificate./2/

          4.2       Class B Common Stock share certificate./2/

         10.1       1993 Incentive Stock Option Plan and Option Certificate./3/

         10.2       Promissory note with an officer.


     (b) Reports on Form 8-K.  No reports on Form 8-K were filed during the
         -------------------
         fourth quarter of the fiscal year ended July 29, 1995.

--------------------------------------------------------------------------------


      /1/ Exhibits 3.1 and 3.2 were filed as Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on November 2, 1987, and each is incorporated herein by this reference.

      /2/ Exhibits 4.1 and 4.2 were filed as Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on October 29, 1984, and each is incorporated herein by this reference.

      /3/ Exhibit 10.1 was filed as an Exhibit to the Registrant's 1994 proxy statement.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 24, 1995

          THREE D DEPARTMENTS, INC.
                                      (Registrant)


                                      By:  /s/ Frank Kane
                                           ---------------------------
                                           Frank Kane
                                           Vice President and
                                           Principal Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the date set forth above.

   Signature                         Title
   ---------                         -----

/s/ Bernard Abrams          Chairman of the Board, Chief Executive Officer
------------------          and Director
Bernard Abrams

/s/ Donald L. Abrams        President, Chief Operating Officer
--------------------        and Director
Donald L. Abrams

/s/ Frank Kane              Vice President, Assistant Secretary
--------------              and Principal Financial Officer
Frank Kane

/s/ John B. Abrahms         Senior Vice President, Assistant Treasurer
-------------------         and Director
John B. Abrahms

/s/ Abe Markowicz           Director
-----------------
Abe Markowicz

/s/ David Kotkin            Secretary and Director
----------------
David Kotkin

/s/ Gerson K. Bernstein     Director
-----------------------
Gerson K. Bernstein

/s/ Henry W. Nozko, Jr.     Director
-----------------------
Henry W. Nozko, Jr.

 /s/ Bernard Joseph White   Director
-------------------------
Bernard Joseph White

/s/ Ronald C. Dow           Controller and Treasurer
-----------------
Ronald C. Dow

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Stockholders and Board of Directors of Three D Departments, Inc.


      In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) on page 11 present fairly, in all material respects, the financial position of Three D Departments, Inc. (the Company) at July 29, 1995 and July 30, 1994, and the results of its operations and its cash flows for each of the three years in the period ended July 29, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 7 to the financial statements, the Company changed its method of accounting for income taxes in fiscal year 1994.



PRICE WATERHOUSE  LLP


Los Angeles, California
October 13, 1995

                           THREE D DEPARTMENTS, INC.
                           -------------------------
                                 BALANCE SHEET
                                 -------------

                                                            July 29,  July 30,
                                                              1995      1994
                                                              ----      ----
                                     Assets
                                     ------
CURRENT ASSETS:
---------------
 Cash                                                  $   319,045  $ 3,311,144
 Receivables:
   Tax refund                                                           364,395
   Other                                                   296,291      659,044
 Inventories                                            16,260,487   14,118,720
 Prepaid expenses                                          475,435      293,153
 Prepaid income taxes                                       98,363      107,555
 Deferred income taxes                                     325,936      322,733
                                                       -----------  -----------
      Total current assets                              17,775,557   19,176,744
                                                       -----------  -----------

PROPERTY, FIXTURES AND IMPROVEMENTS, at cost:
-----------------------------------
 Property, fixtures and equipment                       10,988,714    8,569,658
 Leasehold improvements                                  2,821,530    2,466,222
                                                       -----------  -----------
                                                        13,810,244   11,035,880
   Less - accumulated depreciation and amortization      6,550,443    6,325,295
                                                       -----------  -----------
                                                         7,259,801    4,710,585
                                                       -----------  -----------
OTHER ASSETS:
------------
 Deferred costs of leases, net                           1,263,509      492,599
 Deferred income taxes                                     615,415      160,398
 Other                                                   1,163,003      906,642
                                                       -----------  -----------
                                                         3,041,927    1,559,639
                                                       -----------  -----------
                                                       $28,077,285  $25,446,968
                                                       ===========  ===========
                      Liabilities and Stockholders' Equity
                      ------------------------------------

CURRENT LIABILITIES:
-------------------
    Long-term debt - current portion                    $   312,929  $    62,097
    Accounts payable                                      3,406,867    4,377,271
    Accrued liabilities                                   2,177,819    1,869,520
                                                        -----------  -----------
             Total current liabilities                    5,897,615    6,308,888
                                                        -----------  -----------

LONG-TERM DEBT, LESS CURRENT PORTION                      9,784,325    6,015,911
------------------------------------                    -----------  -----------
DEFERRED COMPENSATION                                       200,000      200,000
---------------------                                   -----------  -----------
OTHER LIABILITIES                                           450,000
-----------------                                       -----------
STOCKHOLDERS' EQUITY:
--------------------
    Preferred stock; $1.00 par value;
      authorized 300,000 shares; none issued
    Common stock; $.25 par value
        Class A - authorized 6,000,000 shares;
          issued 1,656,969 shares (1994 - 1,656,969
           shares)                                          414,242      414,242
        Class B - authorized 6,000,000 shares;
          issued 1,576,113 shares (1994 - 1,576,113
           shares)                                          394,028      394,028
    Additional paid-in capital                            1,246,557    1,246,557
    Retained earnings                                    11,495,251   12,123,208
                                                        -----------  -----------
                                                         13,550,078   14,178,035
    Less - 804,871 shares of common stock in treasury,
      at cost ( 1994 - 382,278 shares)                    1,804,733    1,255,866
                                                        -----------  -----------
                                                         11,745,345   12,922,169
                                                        -----------  -----------
COMMITMENTS (Note 11)
-----------
                                                        $28,077,285  $25,446,968
                                                        ===========  ===========

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                            STATEMENT OF OPERATIONS
                            -----------------------

                                                 Fiscal Year Ended
                                     ------------------------------------------
                                       July 29,      July 30,       July 31,
                                         1995          1994           1993
                                     ------------  ------------  --------------
Revenues:

    Sales                            $49,981,704   $41,752,567     $42,044,998

Costs and expenses:

    Cost of sales, including
     warehousing
      and buying expenses             28,875,368    24,043,495      23,677,848
    Store operating,
     administrative and
      and general expenses            21,035,406    18,570,736      18,117,176
    Interest expense                   1,054,330       539,797         461,035
                                     -----------   -----------     -----------

                                      50,965,104    43,154,028      42,256,059
                                     -----------   -----------     -----------

Loss before income taxes and
 cumulative
  effect of accounting change           (983,400)   (1,401,461)       (211,061)
                                     -----------   -----------     -----------

Provision (benefit) for income
 taxes:

    Federal                             (381,403)     (520,173)        (77,000)
    State                                (74,368)     (109,504)         12,900
                                     -----------   -----------     -----------

                                        (455,771)     (629,677)        (64,100)
                                     -----------   -----------     -----------

Net loss before cumulative effect
  of accounting change                  (527,628)     (771,784)       (146,961)

Cumulative effect of accounting
 change
  for income taxes                                      96,223
                                     -----------   -----------     -----------

Net loss                             $  (527,628)  $  (675,561)    $  (146,961)
                                     ===========   ===========     ===========

Net loss per share before
 cumulative
  effect of accounting change              $(.21)        $(.27)          $(.05)
                                           =====         =====           =====

Net loss per share                         $(.21)        $(.24)          $(.05)
                                           =====         =====           =====

Weighted average number of
  common shares outstanding            2,528,011     2,850,804       2,870,381
                                     ===========   ===========     ===========


                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------

                                                     Class A    Class B   Additional
                                                      Common    Common     Paid-in      Retained      Treasury
                                                      Stock      Stock     Capital      Earnings       Stock
                                                     --------  ---------  ----------  ------------  -----------
Balance at August 1, 1992                            $413,585  $394,685   $1,246,557  $13,173,680   $(1,222,346)

 Net loss                                                                                (146,961)
 Cash dividends
   Class A common stock ($.05 per share)                                                  (70,660)
   Class B common stock ($.03 per share)                                                  (43,587)
 Purchase of common stock for treasury
   (8,000 shares of Class A and 12,000
    shares of Class B)                                                                                  (33,520)
 Conversions from Class B to Class A common stock         158      (158)
                                                     --------  ---------  ----------  ------------  -----------

Balance at July 31, 1993                              413,743   394,527    1,246,557   12,912,472    (1,255,866)

 Net loss                                                                                (675,561)
 Cash dividends
   Class A common stock ($.05 per share)                                                  (70,426)
   Class B common stock ($.03 per share)                                                  (43,277)
 Conversions from Class B to Class A common stock         499      (499)
                                                     --------  ---------  ----------  ------------  -----------

Balance at July 30, 1994                              414,242   394,028    1,246,557   12,123,208    (1,255,866)

 Net loss                                                                                (527,628)
 Cash dividends
   Class A common stock ($.05 per share)                                                  (60,800)
   Class B common stock ($.03 per share)                                                  (39,529)
 Purchase of Common Stock for treasury
   (257,586 shares of Class A and
    165,007 of Class B)                                                                                (548,867)
                                                     --------  ---------  ----------  ------------  -----------
Balance at July 29, 1995                             $414,242   $394,028  $1,246,557  $11,495,251   $(1,804,733)
                                                     ========   ========  ==========  ===========   ===========

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                                                                        Fiscal Year Ended
                                                                             ----------------------------------------
                                                                               July 29       July 30       July 31
                                                                                 1995          1994          1993
                                                                             ------------  ------------  ------------
Cash flows from operating activities:
  Net loss                                                                   $  (527,628)  $  (675,561)  $  (146,961)

  Adjustments to reconcile net loss
    to net cash provided from (used in)
    operating activities:
      Depreciation and amortization                                            1,554,240     1,323,238     1,378,354
      Increase in cash value of life insurance                                  (354,732)     (298,507)     (275,959)
      Loss on sales, abandonments & trade-in
       of property, fixtures and improvements                                     64,970        46,018        51,266

  Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                                     727,148      (755,000)       56,629
      (Increase) decrease in inventories                                      (2,141,767)   (1,129,414)      975,419
      (Increase) decrease in prepaid expenses                                   (182,282)      102,332       134,808
      Decrease in prepaid income taxes                                             9,192        21,137        51,136
      Increase in deferred income taxes                                         (458,220)     (327,423)      (25,662)
      Decrease (increase) in deposits                                             59,045       (48,116)        7,677
      (Decrease) increase in accounts payable                                   (970,404)    1,199,208       521,395
      Increase in accrued liabilities                                            158,299       507,547        53,481
      Other                                                                        4,458            (6)       28,786
                                                                             -----------   -----------   -----------
Net cash (used in) provided from
 operating activities                                                         (2,057,681)      (34,547)    2,810,369
                                                                             -----------   -----------   -----------
Cash flows from investing activities:
  Proceeds from sale of fixtures                                                  38,784       190,590        23,107
  Purchase of fixtures, equipment &
   improvements                                                               (2,798,083)   (1,166,810)     (712,680)
  Purchase of software                                                           (66,877)       (2,940)     (112,539)
  Purchase of buildings                                                       (1,193,834)
  Purchase of leases                                                            (280,000)
                                                                             -----------   -----------   -----------
Net cash used in investing activities                                         (4,300,010)     (979,160)     (802,112)
                                                                             -----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from loan against cash value of
   life insurance                                                                            2,043,180
  Proceeds from borrowings                                                     7,150,000     5,928,568     1,000,000
  Dividends paid                                                                (104,787)     (113,697)     (143,034)
  Purchases of common stock                                                     (548,867)                    (33,520)
  Repayment of debt                                                           (3,130,754)   (5,597,881)   (1,377,793)
                                                                             -----------   -----------   -----------
Net cash provided from (used in)
 financing activities                                                          3,365,592     2,260,170      (554,347)
                                                                             -----------   -----------   -----------
Net (decrease) increase in cash
 and cash equivalents                                                         (2,992,099)    1,246,463     1,453,910
Cash and cash equivalents:
  Beginning of year                                                            3,311,144     2,064,681       610,771
                                                                             -----------   -----------   -----------
  End of year                                                                $   319,045   $ 3,311,144   $ 2,064,681
                                                                             ===========   ===========   ===========

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES:
---------------------------------------

Three D Departments, Inc. (the Company) operates retail bed and bath specialty stores. No single customer accounts for ten percent or more of revenue. There were no material foreign sales.

Significant accounting policies followed by the Company in the preparation of its financial statements follow:

     Fiscal Year
     -----------

     The Company's fiscal year ends on the Saturday nearest to July 31. The fiscal years ended July 29, 1995, July 30, 1994 and July 31, 1993 included 52 weeks.

     Inventories
     -----------

     Inventories are valued at the lower of average cost or market.

     Pre-Opening Costs
     -----------------

     Costs associated with the opening of new stores are expensed in the period incurred.

     Property, Fixtures and Improvements
     -----------------------------------

     Depreciation and amortization are computed on the straight-line method based upon estimated useful lives as follows: building - 20 to 25 years; fixtures, furniture and equipment - 3 to 8 years; and leasehold improvements - 4 to 15 years.

     Goodwill
     --------

     Goodwill is amortized on the straight-line method over a period of five years. The net unamortized balances of $0 and $2,794 at July 29, 1995 and July 30, 1994, respectively, are recorded in other assets.

     Deferred Costs
     --------------

     Deferred costs of leases are amortized over the number of years remaining under such lease agreements. Such costs are recorded net of amortization in the balance sheet. Amortization charged to the statement of operations amounted to $106,296, $78,006 and $78,006 for fiscal years 1995, 1994 and
     1993, respectively.

     Income Taxes
     ------------

     Deferred taxes are provided for items whose financial and tax bases differ.

     Statement of Cash Flows
     -----------------------

     The Company considers that cash and cash equivalents include all highly liquid investments with maturities of three months or less.

     Earnings Per Share
     ------------------

     Net income (loss) per share is based on the weighted average number of shares outstanding, plus common stock equivalent when dilutive.

     Advertising Expense
     -------------------

Advertising cost is expensed in the period incurred.

NOTE 2 - OTHER ASSETS:
---------------------

The Company currently has life insurance policies on key executives in which the Company is the principal beneficiary. Net cash surrender values at July 29, 1995 and July 30, 1994 were $820,928 and $465,786, respectively, and are included in other assets. In March 1994, the Company borrowed approximately $2,043,000 against the cash surrender value of its life insurance policies.

NOTE 3 - ACCRUED LIABILITIES:
----------------------------

Accrued liabilities consist of the following:

                               July 29,    July 30
                                 1995        1994
                              ----------  ----------

Accrued expenses              $1,877,273  $1,581,368
Accrued salaries and wages       300,546     288,152
                              ----------  ----------

                              $2,177,819  $1,869,520
                              ==========  ==========

NOTE 4 - BORROWINGS:
-------------------

On July 28, 1994, the Company refinanced its short-term borrowings and long-term debt with a financial institution and entered into a loan and security agreement which includes a revolving credit facility and an equipment acquisition line.

On April 11, 1995, the Company amended its loan and security agreement to increase the maximum borrowings of its revolving credit facility and replace its equipment acquisition line with a secured promissory note.

The revolving credit loan matures on July 28, 1999, and provides for borrowings of 60% of eligible inventory not to exceed a maximum borrowing of $9,000,000, of which $8,550,000 was outstanding at July 29, 1995. Interest is payable monthly at the prime rate plus 2%. Principal payments are required only if the value of the inventory falls below certain specified levels. A commitment fee of 0.5% per annum on the average unused amount is required.

The secured promissory note is for $1,000,000 with an outstanding balance of $960,000 at July 29, 1995. The note requires monthly principal payments of $20,000 plus interest at prime plus 2% with the balance due on July 28, 1999.

The agreement requires the Company to maintain certain financial covenants, limits capital expenditures and dividend payments and restricts disposal of assets without prior approval. At July 29, 1995 the Company was in compliance with these covenants or they were waived by the lender. The loans are secured by the Company's inventory, accounts receivable, equipment and general intangibles.

NOTE 5 - LONG-TERM DEBT:
-----------------------

Long-term debt consists of the following:


                                                       July 29,     July 30
                                                         1995         1994
                                                      -----------  ----------

Note payable - revolving credit loan, payable
  monthly through July 28, 1999, interest at prime
  rate plus 2%, (10.75% at July 29, 1995).            $ 8,550,000  $5,928,568

Note payable - secured promissory note, payable
  monthly through July 28, 1999, principal and
  interest at prime rate plus 2% (10.75% at
  July 29, 1995)                                                      960,000

Notes payable officer - monthly interest payments
  of $4,167 through July 1996, monthly payments
  of $14,158 including principal and interest
  through December 1999 at 10% interest                               500,000

Capitalized lease obligations, due in monthly
  installments of $6,239 including interest
  at 10.5% through October, 1997.  Secured
  by computer equipment.                                   87,254     149,440
                                                      -----------  ----------

                                                       10,097,254   6,078,008
Less current portion                                      312,929      62,097
                                                      -----------  ----------

                                                      $ 9,784,325  $6,015,911
                                                      ===========  ==========

The weighted average interest rate associated with all borrowings outstanding at July 29, 1995 and July 30, 1994 was 10.7% and 9.3%, respectively.

The capitalized lease obligations above reflect the present value of future rental payments, discounted at the interest rate implicit in the lease. Capital leases included in property, fixtures and improvements consist of computer equipment with a net book value at July 29, 1995 and July 30, 1994 of $116,495 and $175,647, respectively.

The future minimum lease payments required under capital leases for fiscal years subsequent to July 29, 1995 are as follows:

                                     Capital
                                     Leases

 1996                                $74,868
 1997                                 18,717
                                     -------

Total minimum lease payments          93,585
Less amount representing interest      6,331
                                     -------

                                     $87,254
                                     =======

NOTE 6 - OTHER LIABILITIES:
--------------------------

In September 1994, the Company entered into an agreement to purchase a favorable lease for approximately $750,000. Such agreement calls for annual payments of $150,000 for five years. The outstanding balance at July 29, 1995 was $600,000, of which $150,000 is current.

NOTE 7 - INCOME TAXES:
---------------------

Effective August 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for income taxes is the payable or refundable amount for the period plus or minus the change during the period in deferred tax assets and liabilities.

The cumulative effect of adopting Statement 109, as of August 1, 1993, was to increase net income by $96,223. As permitted under the Statement, prior years' financial statements have not been restated.

The provision (benefit) for income taxes for each of the three fiscal years in the period ended July 29, 1995 consists of the following:

                                 1995        1994       1993
                              ----------  ----------  ---------
Current tax expense:
  Federal                                 $(364,395)  $(62,000)
  State                       $  13,050      13,050     12,900
                              ---------   ---------   --------

                                 13,050    (351,345)   (49,100)
Deferred tax expense:
  Federal                      (381,403)   (155,778)   (15,000)
  State                         (87,418)   (122,554)
                              ---------   ---------   --------

Provision for income taxes    $(455,771)  $(629,677)  $(64,100)
                              =========   =========   ========

The differences between the Company's effective income tax rate and the statutory U.S. federal income tax rate for each of the three fiscal years in the period ended July 29, 1995 are as follows:

                                      1995     1994     1993
                                     -------  -------  -------

Statutory federal income tax rate    (34.0%)  (34.0%)  (34.0%)
State income taxes, net of
 federal tax benefit                  (7.1)    (5.2)     4.0
Tax refund                                     (3.4)
Life insurance premiums               (3.5)    (1.0)    (2.1)
Other                                 (1.7)    (1.3)     1.8
                                     -----    -----    -----

                                     (46.3%)  (44.9%)  (30.3%)
                                     =====    =====    =====

Deferred tax assets and liabilities as of July 29, 1995, relate to the following:

                                   July 29,    July 30,
                                     1995        1994
                                  ----------  ----------

  Deferred tax assets
   Inventories                    $  249,227  $  250,771
   Contribution carryforwards         10,205      10,139
   Accrued vacation                   66,504      61,823
   Accrued compensation               88,000      88,000
   Loss carryforwards                737,169     276,728
   Leasehold improvements            236,155     205,397
   AMT carryforward                               10,601
                                  ----------  ----------

     Total deferred tax assets     1,387,260     903,459
                                  ----------  ----------

  Deferred tax liabilities
   Depreciation                      445,909     420,328
                                  ----------  ----------

  Net deferred tax asset          $  941,351  $  483,131
                                  ==========  ==========

The 1995 income tax provision does not include any valuation allowance against
deferred tax assets.   Management believes that the assets will be realized by
offsetting net operating loss carryforwards against future taxable income.

At July 29, 1995, the Company had federal net operating loss carryforwards of $1,426,000 expiring through 2010 and state net operating loss carryforwards of approximately $1,510,000 expiring at various dates through 2000.

NOTE 8 - STOCKHOLDERS' EQUITY:
-----------------------------

The Company is authorized to issue 300,000 shares of preferred stock of $1.00 par value per share, with dividend and liquidation preferences over the common stock. No shares of preferred stock have been issued.

In addition, the Company is authorized to issue 6,000,000 shares of Class A common stock, $.25 par value per share, and 6,000,000 shares of Class B common stock, $.25 par value per share. Class A shares only differ in that quarterly cash dividends, if declared, must be for a higher amount than Class B shares and Class A stock has only one-tenth vote per share as compared to one vote per share for Class B stock. The Class B shares are convertible into Class A shares at any time at no cost to the stockholder.

On February 4, 1986, the Board of Directors authorized an expenditure, not to exceed $600,000, for the purchase of Class A and/or Class B shares on the open market. On October 20, 1987, the Board of Directors amended the aforementioned February 4, 1986 authorization, increasing the amount of Class A and Class B common shares which can be repurchased from $600,000 to $1,350,000. On January 19, 1988, the Board of Directors increased the authorized expenditure by an additional $1,000,000 for the purchase of shares at a market price.

During fiscal 1993, the Company acquired 8,000 shares of its Class A shares and 10,000 shares of its Class B shares at the open market price of $1.60 for Class A and $1.725 for Class B. In addition, 2,000 shares of the Company's Class B shares were acquired at the open market price of $1.735. The shares, along with shares acquired in the previous fiscal years, will be held as treasury shares and will be used for various corporate purposes, including issuance under the Company's stock option plan.

During fiscal 1995, the Company expended $547,877 in the purchase of 256,794 Class A shares and 165,007 Class B shares from a major shareholder at a negotiated price. In addition, the Company expended $990 for the purchase of 792 Class A shares from an unrelated shareholder at the prevailing market price.

NOTE 9 - STOCK OPTIONS:
----------------------

The Company has one non-qualified and two qualified stock option plans that provide for the granting of options to purchase the Company's common stock to selected key employees, officers and directors. Under the 1988 non-qualified Stock Option Plan, a maximum of 100,000 shares of Class A common stock are authorized for grants at not less than 100% of fair market value on date of grant. Options are exercisable in cumulative amounts at 25% per year, but not until one year from the date of grant, and expire ten years after the date of grant. At July 29, 1995, 100,000 shares were available for future grants.

In February 1994, stockholders approved a new Incentive Stock Option Plan (the "1993 Plan") which authorizes options for a maximum of 150,000 shares of Class A common stock and 150,000 shares of Class B common stock to be granted at not less than 100% of fair market value on the date of grant. Options are exercisable in cumulative amounts at 25% per year, but not until one year from date of grant, and expire ten years after the date of grant.

In February 1995, stockholders approved to amend the 1993 Plan by increasing the number of shares authorized to be issued under the Plan to 300,000 shares of Class A common stock and 300,000 of Class B common stock and limit the number of options to be granted to any employee during a twelve-month period to 100,000.

At July 29, 1995, options for 139,000 shares of Class A common stock and 148,691 shares of Class B common stock had been granted under the 1993 Plan at option prices ranging from $1.12 to $1.85. There are 161,000 shares of Class A common stock and 151,309 shares of Class B common stock available for future grant. Under the Plan, 21,000 shares of Class A common stock and 13,423 shares of Class B common stock are exercisable at a total cost of $61,663. During fiscal 1995, 10,500 shares of Class A common stock were cancelled and no options have been exercised.

Under the previous Incentive Stock Option Plan (the "1983 Plan"), shares were authorized for grants at not less than 100% of fair market value on date of grant. Options were exercisable in cumulative amounts at 25% per year commencing in the first year and expired ten years after the date of grant. In June 1992, the 1983 Plan expired and no additional shares will be granted under the 1983 Plan.

Stock option transactions during fiscal 1995, 1994 and 1993 for the expired 1983 Plan are summarized as follows:

                                    Number of Shares   Option Price
                                    Class A  Class B    Per Share       Total
                                    -------  -------  --------------  ---------

Outstanding August 1, 1992          67,500    69,698                   585,247
Cancelled                           (8,000)              $  5.25       (42,000)
                                    ------   -------                  --------

Outstanding July 31, 1993           59,500    69,698                   543,247
Cancelled                           (6,000)             2.88 - 5.25    (24,375)
                                    ------   -------                  --------

Outstanding July 30, 1994           53,500    69,698                   518,872
Cancelled                           35,500                  5.00      (177,500)
                                    ------   -------                  --------

Outstanding July 29, 1995           18,000    69,698                   341,372
                                    ======   =======                  ========

Options Exercisable
   July 29, 1995                    18,000    69,698  $2.88 - $5.25   $341,372
                                    ======   =======                  ========

NOTE 10 - RELATED PARTIES:
-------------------------

In May 1991, an officer, director and stockholder of the Company entered into a note agreement with the Company to borrow $37,107. The agreement provides for interest to accrue at 8.5% annually for four years with principal and interest due in May 1995. In May 1995, the Company agreed to extend the note maturity until December 1996. Management believes the terms of the note agreement are competitive with those charged in the open market.

In December 1994, the Company entered into a note agreement to borrow $500,000 from an officer, director and shareholder of the Company. The agreement provides for interest payable monthly at 10% for the first 18 months and interest and principal thereafter with the note due on December 1999.

A stockholder, officer and director of the Company is the principal stockholder of an insurance agency used by the Company. During fiscal 1995, 1994 and 1993, the Company paid insurance premiums to this agency of $451,100, $437,800 and $492,400, respectively. Management believes that such premiums are competitive with those charged by independent insurance brokers.

The Company has a deferred compensation agreement with an officer providing for payments of $20,000 annually for ten years after retirement. In the event of death, the unpaid balance is payable in two equal annual installments. The liability under the agreement has been accrued.

In May 1990, the Company entered into a lease agreement for space in a shopping center in which several family members of the officers and directors of the Company have a 41% ownership. During fiscal 1995, 1994 and 1993, the Company paid approximately $119,000, $127,000 and $123,000, respectively, in rent for such space. Management believes that the terms of the lease are competitive with those available for similar properties.

A stockholder, officer and director of the Company is a partner in a law firm utilized by the Company. During fiscal 1994, the Company paid fees to this firm of $9,728.

During fiscal 1995, 1994 and 1993, a director of the Company was paid for consulting services of $6,500, $6,300 and $6,300, respectively.

NOTE 11 - COMMITMENTS:
---------------------

Lease agreements relating to the occupancy of retail stores, warehouses, office facilities and to the rental of equipment are in effect and expire at varying dates through 2012. The agreements provide for minimum annual rentals and/or payments based on percentages of sales. A number of agreements are renewable at the Company's option and/or cancelable by either party if a specified level of annual sales is not attained.

Total rents charged against income, including payments for real estate taxes and certain other expenses, amounted to $5,583,191 in fiscal 1995, $5,235,175 in fiscal 1994 and $5,448,874 in fiscal 1993.

NOTE 12 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-----------------------------------------------------------

For the three fiscal years in the period ended July 29, 1995, the Company made cash payments for interest and taxes as follows:

                               1995       1994      1993
                            ----------  --------  --------

Interest                    $1,045,875  $372,283  $467,401
Income taxes                     3,858    17,356     2,785
Non-cash transaction for
  purchase of lease            600,000

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
-------------------------------------------------------

                           First        Second        Third         Fourth         Full
                          Quarter       Quarter      Quarter       Quarter         Year
                        ------------  -----------  ------------  ------------  ------------
Revenues
 -1995                   $11,704,513   $14,794,036  $11,522,075   $11,961,080   $49,981,704
 -1994                    10,193,558    12,510,206    8,554,691    10,494,112    41,752,567

Income (loss) before
 income taxes
 -1995                      (206,291)      608,252     (153,908)   (1,231,453)     (983,400)
 -1994                       (29,447)      149,251   (1,161,457)     (359,808)   (1,401,461)

Net income (loss)
 -1995                      (134,068)      345,765     (104,144)     (635,181)     (527,628)
 -1994                        71,952       121,645     (831,827)      (37,331)     (675,561)

Net income  (loss)
 per share
 -1995                   $      (.05)  $       .14  $      (.04)  $      (.26)  $      (.21)
 -1994                           .03           .04         (.29)         (.02)         (.24)

The 1994 first quarter net income of $71,952 includes $96,223 for the cumulative effect of this accounting change for income taxes (Note 7).