Form 10-Q
period 1995-10-28
THREE D DEPARTMENTS INC
filed 1995-12-15
CIK 34169

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  October 28, 1995  Commission File No. 1-5967
                       ----------------                  ----------


                             THREE D DEPARTMENTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        06-0733200
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     identification No.)



            3200 Bristol Street, Costa Mesa, California      92626
           ---------------------------------------------------------
           (Address of principal executive offices)       (zip code)


       Registrant's telephone number, including area code (714) 662-0818
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  [X]    No [_]
                                   -----     -----


At October 28, 1995 there were 1,151,494 shares of Class A common stock and 1,276,717 shares of Class B common stock, par value $.25, outstanding.



                The total number of pages in this report is  8 .
                                                            ---

                           THREE D DEPARTMENTS, INC.
                           -------------------------



                                     INDEX
                                     -----

                         Quarter Ended October 28, 1995
                         ------------------------------


                                                                         Page
                                                                         ----


Part I.     Financial Information:

    Item 1. Financial Statements:

                Balance sheet at October 28, 1995
                   and July 29, 1995                                      3

                Statement of operations and retained
                   earnings for the thirteen week periods ended
                   October 28, 1995 and October 29, 1994                  4

                Statement of cash flows for the thirteen
                   week periods ended October 28, 1995
                   and October 29, 1994                                   5

                Notes to financial statements                             6

    Item 2. Management's discussion and analysis of results
               of operations and financial position                       7


Part II.    Other Information                                             8


Signatures                                                                8

                           THREE D DEPARTMENTS, INC.
                           -------------------------
                                 Balance Sheet
                                 -------------
                                  (Unaudited)
                                  -----------

                                                             October 28,     July 29,
                                                               1995            1995
                                                            ------------   ------------
                     Assets
                     ------
CURRENT ASSETS:
---------------
 Cash                                                        $   667,252    $   319,045
Receivables:
   Other                                                         314,379        296,291
   Inventories                                                16,137,804     16,260,487
   Prepaid expenses                                              553,918        475,435
   Prepaid income taxes                                           99,213         98,363
   Deferred income taxes                                         341,437        325,936
                                                             -----------    -----------
 Total current assets                                         18,114,003     17,775,557
                                                             -----------    -----------

PROPERTY, FIXTURES AND IMPROVEMENTS, at cost:
---------------------------------------------
 Property, fixtures and equipment                             10,860,723     10,988,714
 Leasehold improvements                                        2,942,142      2,821,530
                                                             -----------    -----------
                                                              13,802,865     13,810,244
 Less - accumulated depreciation and amortization              6,566,455      6,550,443
                                                             -----------    -----------
                                                               7,236,410      7,259,801
                                                             -----------    -----------
OTHER ASSETS:
-------------
 Deferred cost of leases, net                                  1,231,239      1,263,509
 Deferred income taxes                                           875,846        615,415
 Other                                                         1,387,471      1,163,003
                                                             -----------    -----------
                                                               3,494,556      3,041,927
                                                             -----------    -----------
                                                             $28,844,969    $28,077,285
                                                             ===========    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

CURRENT LIABILITIES:
-------------------
 Long term debt - current portion                            $   355,495    $   312,929
 Accounts payable                                              4,325,937      3,406,867
 Accrued liabilities                                           2,474,066      2,177,819
                                                             -----------    -----------
 Total current liabilities                                     7,155,498      5,897,615
                                                             -----------    -----------

LONG TERM DEBT, LESS CURRENT PORTION                           9,665,282      9,784,325
------------------------------------                         -----------    -----------

DEFERRED COMPENSATION                                            200,000        200,000
---------------------                                        -----------    -----------

OTHER LIABILITIES                                                450,000        450,000
-----------------                                            -----------    -----------

STOCKHOLDERS' EQUITY:
--------------------
 Preferred stock; $1.00 par value;
  authorized 300,000 shares; none issued
 Common stock; $.25 par value
 Class A - authorized 6,000,000 shares;
  issued 1,656,969 shares (July 29, 1995 - 1,656,969)            414,242        414,242
 Class B - authorized 6,000,000 shares;
  issued 1,576,113 shares (July 29, 1995 - 1,576,113)            394,028        394,028
  Additional paid-in-capital                                   1,246,557      1,246,557
  Retained earnings                                           11,124,095     11,495,251
                                                             -----------    -----------
                                                              13,178,922     13,550,078
 Less - 804,871 shares of common stock in treasury,
  at cost (July 29, 1995 - 804,871)                            1,804,733      1,804,733
                                                             -----------    -----------
                                                              11,374,189     11,745,345
                                                             ===========     ==========
COMMITMENTS
-----------

                                                             $28,844,969    $28,077,285
                                                             ===========    ===========

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------


                 Statement of Operations and Retained Earnings
                 ---------------------------------------------
                                  (Unaudited)
                                  -----------

                                                                       Thirteen Week Periods Ended
                                                                 October 28, 1995         October 29, 1994
                                                           ----------------------------   -----------------

Revenues:
 Sales                                                                     $12,117,969         $11,704,513

Costs and Expenses:
Cost of sales, including
 warehousing and buying expenses                                             7,158,509           6,582,494
 Store operating, administrative and general expenses                        5,218,873           5,142,362
 Interest expense                                                              350,652             185,948
                                                                           -----------         -----------
                                                                            12,728,034          11,910,804
                                                                           -----------         -----------
Loss before income taxes                                                      (610,065)           (206,291)
                                                                           -----------         -----------

Benefit for income taxes
 Federal                                                                      (227,883)            (70,232)
 State                                                                         (34,999)             (1,991)
                                                                           -----------         -----------
                                                                              (262,882)            (72,223)
                                                                           -----------         -----------

Net loss                                                                      (347,183)           (134,068)

Retained earnings at beginning of period                                    11,495,251          12,123,208
                                                                           -----------         -----------
                                                                            11,148,068          11,989,140
Cash dividends                                                                 (23,973)            (28,414)
                                                                           -----------         -----------
Retained earnings at end of period                                         $11,124,095         $11,960,726
                                                                           ===========         ===========
Average number of shares outstanding                                         2,428,211           2,827,411
                                                                           ===========         ===========

Net loss per share                                                         $      (.14)        $      (.05)
                                                                           ===========         ===========

Cash dividends per share
 Class A common                                                            $     .0125         $     .0125
 Class B common                                                            $     .0075         $     .0075

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------
                                  (Unaudited)
                                  -----------

                                                                        Thirteen Week Periods Ended
                                                                  October 28, 1995         October 29, 1994
                                                            ----------------------------   -----------------
Cash flows from operating activities:

Net loss                                                                     $(347,183)        $  (134,068)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                                                420,204             350,598
  Provision for deferred taxes                                                (260,431)            (72,072)
  Increase in cash value of life insurance                                    (246,508)           (195,975)
  Gain on sale of fixtures and equipment                                        (2,093)
Change in assets and liabilities:
  Increase in receivables                                                      (18,088)           (287,153)
  Decrease (increase) in inventories                                           122,683          (2,705,518)
  Increase in prepaid expenses                                                 (78,483)            (65,280)
  (Increase) decrease in prepaid income taxes                                     (850)             11,244
  Decrease in deposits                                                                              53,125
  Increase in deferred income taxes                                            (15,501)            (13,200)
  Increase in accounts payable                                                 919,070           2,358,194
  Increase in accrued liabilities                                              296,247             526,772
  Increase in other debt                                                                           450,000
                                                                            ----------         -----------
  Net cash provided by operating activities                                    789,067             276,667
                                                                            ----------         -----------

Cash flows from investing activities:
Proceeds from sale of fixtures                                                  2,148
Purchase of property, fixtures and improvements                              (336,119)           (503,747)
Purchase of software                                                           (6,440)            (16,189)
Purchase of lease                                                                                (750,000)
                                                                           ----------         -----------
 Net cash used in investing activities                                       (340,411)         (1,269,936)
                                                                           ----------         -----------

Cash flows from financing activities:

Repayment of debt                                                             (76,476)         (1,943,488)
Dividends paid                                                                (23,973)            (28,414)
Purchase of common stock                                                                         (548,867)
Borrowings from note                                                                              900,000
                                                                           ----------         -----------
 Net cash used in financing activities                                       (100,449)         (1,620,769)
                                                                           ----------         -----------

Net increase (decrease) in cash and cash equivalents                          348,207          (2,614,038)

Cash and cash equivalents at beginning of period                              319,045           3,311,144
                                                                           ----------         -----------
Cash and cash equivalents at end of period                                 $  667,252         $   697,106
                                                                           ==========         ===========

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------


                         Notes to Financial Statements
                         -----------------------------



1. The accounting policies followed by the Company for the unaudited interim periods are substantially the same as outlined in the Company's 1995 annual report, which should be read in conjunction with this quarterly report.


2. The financial statements at October 28, 1995 and for the thirteen weeks ended October 28, 1995 and October 29, 1994 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                    Management's Discussion and Analysis of
                    ---------------------------------------
                  Results of Operations and Financial Position
                  --------------------------------------------



Sales for the thirteen week period ended October 28, 1995 were $12,117,969 compared to $11,704,513 for the thirteen week period ended October 29, 1994, an increase of $413,456 or 3.5%. This increase was primarily due to new and expanded store openings. Sales of stores open in both periods decreased 11.4%. The decrease reflects a slower economy and the increasingly competitive environment in the Company's trading areas.

Cost of sales, including warehouse and buying expenses for the thirteen week periods ended October 28, 1995 and October 29, 1994, were 59.2% and 56.2% sales, respectively. The competitive situation caused the Company to take increased markdowns, thereby causing cost of sales to rise.

Store operating, administrative and general expenses for the thirteen week period ended October 28, 1995 were $5,218,873 or 43.1% of sales compared to $5,142,362 or 43.9% of sales for the thirteen week period ended October 29, 1994. The decrease was primarily due to reduced advertising and payroll costs.

Interest expense increased to $350,593 for the thirteen week period ended October 28, 1995 compared to $185,948 for the thirteen week period ended October 29, 1994. This increase was due to higher loan balances.

Total working capital at October 28, 1995 was $10,948,105 compared to $11,877,942 at July 29,1995. The current ratio decreased from 3.0 to 1 at July 29, 1995 to 2.5 to 1 at October 28, 1995. On October 29, 1994, the current ratio was 2.13 to 1. This decrease resulted from an increase in accounts payable for seasonal inventory requirements and an operating loss.

The Company had capital expenditures during the thirteen week period ended October 28,1995 of approximately $336,000 for fixtures and improvements for a remodel of one store. The Company projects additional capital expenditures of approximately $425,000 during fiscal 1996 for two remodeled stores. Such expenditures will be funded from operations.

                           THREE D DEPARTMENTS, INC.
                           -------------------------


Part II - Other Information:

     Item 6.  Exhibits and Reports on Form 8-K

              (b)  Reports on Form 8-K.

          The Company was not required to file a report on form 8-K for any event during the three months ended October 28, 1995.



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THREE D DEPARTMENTS, INC.
                                        -------------------------
                                                (Registrant)


Date:   December 12, 1995
       ------------------               ---------------------------------------
                                                Frank Kane
                                               Vice President
                                           Administration and Finance



                                        ---------------------------------------
                                              Ronald C. Dow
                                            Treasurer and Controller