Form 10-Q
period 1996-01-27
THREE D DEPARTMENTS INC
filed 1996-03-12
CIK 34169

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934. For the period ended January 27, 1996


                                       OR

        Transition report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934.
        Commission File Number: 1-5967

                           THREE D DEPARTMENTS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                           06-0733200
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)


                         3535 HYLAND AVENUE, SUITE 200
                       COSTA MESA, CALIFORNIA 92626-1439
                    (Address of principal executive offices)

                        TELEPHONE NUMBER (714) 662-0818
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

               Yes   X       No
                   -----        -----

As of February 2, 1996, there were 1,154,994 shares of Class A common stock and 1,280,967 shares of Class B common stock, par value $.25, outstanding.

================================================================================

                           THREE D DEPARTMENTS, INC.



                                     INDEX


                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheet at January 27, 1996 and July 29, 1995................ 3

          Statement of Operations and Retained Earnings for the
          thirteen and twenty six weeks ended January 27, 1996
          and January 28, 1995............................................... 4

          Statement of Cash Flows for the twenty six week periods ended
          January 27, 1996 and January 28, 1995.............................. 5

          Notes to Financial Statements...................................... 6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 7

                          PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders................ 9

Item 6.   Exhibits and Reports on Form 8-K................................... 9

          Signatures......................................................... 10

PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                           THREE D DEPARTMENTS, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                     ASSETS

                                                      January 27, 1996   July 29, 1995
                                                      ----------------   -------------
Current Assets:
  Cash                                                     $ 1,228,063     $   319,045
  Receivables                                                  323,357         296,291
  Inventories                                               15,916,692      16,260,487
  Prepaid expenses                                             618,863         475,435
  Prepaid income taxes                                         112,990          98,363
  Deferred income taxes                                        365,091         325,936
                                                           -----------     -----------
     Total current assets                                   18,565,056      17,775,557
                                                           -----------     -----------
Property, Fixtures and Improvements, at cost:
  Property, fixtures and equipment                          10,691,486      10,988,714
  Leasehold improvements                                     3,045,405       2,821,530
                                                           -----------     -----------
                                                            13,736,891      13,810,244
  Less accumulated depreciation and amortization             6,618,239       6,550,443
                                                           -----------     -----------
                                                             7,118,652       7,259,801
                                                           -----------     -----------
Other Assets:
  Deferred cost of leases - net                              1,198,969       1,263,509
  Deferred income tax                                          689,426         615,415
  Other                                                      1,247,787       1,163,003
                                                           -----------     -----------
                                                             3,136,182       3,041,927
                                                           -----------     -----------
                                                           $28,819,890     $28,077,285
                                                           ===========     ===========
        LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
 Long term debt - current portion                          $   365,487     $   312,929
 Accounts payable                                            5,578,476       3,406,867
 Accrued liabilities                                         1,046,237       2,177,819
                                                           -----------     -----------
  Total current liabilities                                  6,990,200       5,897,615
                                                           -----------     -----------
Long Term Debt                                               9,584,524       9,784,325
                                                           -----------     -----------
Deferred Compensation                                          200,000         200,000
                                                           -----------     -----------
Other Liabilities                                              525,000         450,000
                                                           -----------     -----------
Stockholder's Equity:
 Preferred stock; $1.00 par value; authorized
  300,000 shares; none issued
 Common stock; $.25 par value;
  Class A - authorized 6,000,000 shares;
  issued 1,660,469 shares (July 29, 1995 - 1,656,969)          415,117         414,242
  Class B - authorized 6,000,000 shares;
  issued 1,580,363 shares (July 29, 1995 - 1,576,113)          395,091         394,028
 Additional paid-in-capital                                  1,255,525       1,246,557
 Retained earnings                                          11,259,166      11,495,251
                                                           -----------     -----------
                                                            13,324,899      13,550,078
 Less - 804,871 shares of common stock in treasury,
  at cost                                                    1,804,733       1,804,733
                                                           -----------     -----------
                                                            11,520,166      11,745,345
                                                           -----------     -----------
                                                           $28,819,890     $28,077,285
                                                           ===========     ===========

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                                              Thirteen Week Periods Ended              Twenty Six Week Periods Ended
                                       January 27, 1996       January 28, 1995     January 27, 1996     January 28, 1995
                                       ----------------       ----------------     ----------------     ----------------
Revenues                                    $13,922,571            $14,794,036         $26,040,540          $26,498,549

Costs and Expenses:
  Cost of sales, including
  warehousing and buying
  expenses                                    8,186,301              8,516,730          15,131,725           15,099,224

  Store operating, administrative
  and general expenses                        5,097,004              5,436,546          10,539,362           10,578,908
                                            -----------            -----------         -----------          -----------
Income / (loss) from operations                 639,266                840,760             369,453              820,417

Interest expense                                320,034                232,508             670,686              418,456
                                            -----------            -----------         -----------          -----------
Income / (loss) before income taxes             319,232                608,252            (301,233)             401,961

Provision for income taxes                      149,716                262,487            (113,166)             190,264
                                            -----------            -----------         -----------          -----------
Net income / (loss)                         $   169,516            $   345,765         $  (188,067)         $   211,697

Retained earnings at
 beginning of period                         11,113,696             11,960,726          11,495,251           12,123,208

Cash dividends                                  (24,046)               (23,957)            (48,018)             (52,371)

Retained earnings at end of
 period                                     $11,259,166            $12,282,534         $11,259,166          $12,282,534
                                            ===========            ===========         ===========          ===========

Average number of shares outstanding          2,433,336              2,428,211           2,430,774            2,627,811
                                            ===========            ===========         ===========          ===========

Net income / (loss) per share               $       .07            $       .14         $      (.08)         $       .08
                                            ===========            ===========         ===========          ===========

Cash dividends per share:
  Class A Common                            $     .0125            $     .0125         $     .0125          $      .025
                                            ===========            ===========         ===========          ===========
  Class B Common                            $     .0075            $     .0075         $     .0075          $      .015
                                            ===========            ===========         ===========          ===========

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                          January 27, 1996    January 28, 1995
                                                          -----------------   -----------------
Cash flows from operating activities:
  Net income / (loss)                                          $  (188,067)        $   211,697
  Adjustments to reconcile net income / (loss)
  to net cash provided by operating activities:
     Depreciation and amortization                                 852,834             727,105
     Provision for deferred taxes                                 (113,166)            144,500
     Increase in cash value of life insurance                     (157,001)           (245,830)
     Loss on abandonments of fixtures and leaseholds                27,552               4,938
  Change in assets and liabilities:
     (Increase) decrease in receivables                            (27,066)            346,121
     (Increase) decrease in inventories                            343,795          (1,654,655)
     (Increase) in prepaid expenses                               (143,428)            (96,785)
     Increase (decrease) in prepaid income taxes                   (14,627)             63,559
     Decrease in other assets                                       21,589              52,705
     (Increase) in deferred income taxes                                 0             (19,601)
     Increase in accounts payable                                2,171,609             134,803
     Increase (decrease) in accrued liabilities                 (1,131,582)            764,596
     Increase in other liabilities                                  75,000             450,000
                                                               -----------         -----------
  Net cash provided by operating activities                      1,717,442             883,153
                                                               -----------         -----------

Cash flows from investing activities:
  Purchase of building                                                   0          (1,193,834)
  Purchase of property, fixtures and improvements                 (617,629)         (1,710,309)
  Purchase of software                                              (6,440)            (39,869)
  Purchase of lease                                                      0            (750,000)
                                                               -----------         -----------
  Net cash (used) in investing activities                         (624,069)         (3,694,012)
                                                               -----------         -----------

Cash flows from financing activities:
  Repayment of debt                                               (147,243)         (3,058,804)
  Dividends paid                                                   (48,018)            (52,371)
  Purchase of common stock                                               0            (548,867)
  Proceeds from exercise of stock options                           10,906                   0
  Proceeds from borrowings                                               0           3,800,000
                                                               -----------         -----------
Net cash provided (used) by financing activities                  (184,355)            139,958
                                                               -----------         -----------

Net increase (decrease) in cash                                    909,018          (2,670,901)

Cash at beginning of period                                        319,045           3,311,144
                                                               -----------         -----------
Cash at end of period                                          $ 1,228,063         $   640,243
                                                               ===========         ===========

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS


1. The financial statements for the year ended July 29, 1995 and for the thirteen and twenty six week periods ended January 27, 1996 and January 28, 1995, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 1995. The results of operations for the thirteen and twenty six week periods ended January 27, 1996, are not necessarily indicative of the results for the entire fiscal year ending August 3, 1996.

2. The accounting policies followed by the Company for the unaudited interim periods contained herein, are substantially the same as outlined in the Company's Annual Report to Shareholders for the fiscal year ended July 29, 1995, which should be read in conjunction with this quarterly report.

3. At the Company's Annual Meeting of Shareholders held on January 25, 1996, the Company declared a cash dividend of $.0125 per share to stockholders of Class A common stock and $.0075 per share to stockholders of Class B common stock.

                           THREE D DEPARTMENTS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Week Periods Ended January 27, 1996 and January 28, 1995
-----------------------------------------------------------------

SALES.   The Company had sales of $13,922,571 for the thirteen week period ended
January 27, 1996 as compared to sales of $14,794,036 for the thirteen week period ended January 28, 1995, a decrease of $871,465 or 5.9% of total sales. The decrease was partly due to the closure of three stores during the second quarter ended January 27, 1996, and three store closures during the fiscal year ended July 29, 1995. Additionally, winter storms on the East Coast adversely impacted sales in the Company's Connecticut Stores. All six store closures were part of the Company's continuing plan to pare down unprofitable locations and to replace them, if feasible, with larger stores capable of carrying the Company's new merchandising format.

Comparative sales for stores open in both periods decreased $1,516,358 or 11.1%. This was partially offset however, by an increase in sales of $1,305,456 as a result of new store openings.

COST OF SALES.   Cost of sales for the thirteen weeks ended January 27, 1996, were 58.8% of sales as compared to 57.6% for the thirteen week period ended January 28, 1995.

STORE OPERATING, ADMINISTRATIVE AND GENERAL EXPENSES.   Store operating,
administrative and general expenses for the thirteen week period ended January 27, 1996, were $5,097,004 or 36.6% of sales compared to $5,436,546 or 36.7% of sales in the same period of the prior year.

INTEREST EXPENSE. Interest expense for the thirteen week periods ended January 27, 1996 and January 28, 1995 was $320,034 and $232,508, respectively. The increase resulted from an increase in average outstanding borrowings of approximately $3,800,000 over the year earlier period.

QUARTERLY RESULTS.   Net income for the thirteen week period ended January 27,
1996, was $169,516 compared to $345,765 in the same period of the prior year. The specialty domestics segment of the retail industry has seen increased competition with corresponding pressure on sales and margins. The Company has undertaken both a frequent shopper program and a cost reduction program to mitigate the effects of increased competition.

Twenty Six Week Periods Ended January 27, 1996 and January 28, 1995
-------------------------------------------------------------------

SALES.   The Company had sales of $26,040,540 for the twenty six week period ended January 27, 1996 as compared to sales of $26,498,549 for the twenty six week period ended January 28, 1995, a decrease of $458,009 or 1.7% of total sales. The decrease was partly due to the closure of three stores during the second quarter ended January 27, 1996, and three store closures during the fiscal year ended July 29, 1995. Additionally, winter storms on the East Coast adversely impacted sales in the Company's Connecticut Stores. All six store closures were part of the Company's continuing plan to pare down unprofitable locations and to replace them, if feasible, with larger stores capable of carrying the Company's new merchandising format.

Comparative sales for stores open in both periods were down $2,776,543 or 11.2%. This was partially offset however, by an increase in sales of $3,430,638 as a result of new store openings.

COST OF SALES.   Cost of sales for the twenty six weeks ended January 27, 1996, were 58.1% of sales as compared to 57.0% for the twenty six week period ended January 28, 1995.

STORE OPERATING, ADMINISTRATIVE AND GENERAL EXPENSES.   Store operating,
administrative and general expenses for the twenty six week period ended January 27, 1996, were $10,539,362 or 40.5% of sales compared to $10,578,908 or 40.0% of sales in the same period of the prior year.

INTEREST EXPENSE.   Interest expense for the twenty six week periods ended
January 27, 1996 and January 28, 1995 was $670,686 and $418,456, respectively. The increase resulted from an increase in average outstanding borrowings of approximately $3,500,000 over the prior year period.

TWENTY SIX WEEK RESULTS.   Net loss for the twenty six week period ended January
27, 1996, was $188,067 compared to net income of $211,697 in the same period of the prior year. The specialty domestics segment of the retail industry has seen increased competition with corresponding pressure on sales and margins. The Company has undertaken both a frequent shopper program and a cost reduction program to mitigate the effects of increased competition.

LIQUIDITY AND CAPITAL RESOURCES.   At January 27, 1996, working capital
decreased to $11,574,856 from $11,877,942. The slight decrease was caused by capital expenditures for expanded stores and debt repayment which was partially offset by a reduction in inventories. No significant capital expenditures are anticipated for the remainder of the fiscal year. Management believes that cash from operations, coupled with its line of credit will be sufficient to meet the Company's operational and capital needs for the remainder of the fiscal year.

                           THREE D DEPARTMENTS, INC.

PART II. - OTHER INFORMATION

Item 4.   Submission of matters to a vote of security holders.

The Company held its Annual Meeting of Shareholders on January 25, 1996. The following were re-elected to the Board of Directors:

           Directors Representing Class A Common Stock Shareholders
           --------------------------------------------------------


         Name                Votes For        Votes Withheld
----------------------   -----------------   ----------------
Abe Markowicz             1,536,042 (92.5%)       3,315 (.2%)
Henry W. Nozko, Jr.       1,536,042 (92.5%)       3,315 (.2%)

      There were no abstentions and no broker non-votes for any nominee.

            Directors Representing Class B Common Stock Shareholders
            --------------------------------------------------------

         Name                 Votes For        Votes Withheld
-----------------------   -----------------   ----------------
John B. Abrahms            1,478,574 (93.6%)       1,224 (.1%)
Bernard Abrams             1,478,574 (93.6%)       1,224 (.1%)
Donald L. Abrams           1,478,574 (93.6%)       1,224 (.1%)
Gerson K. Bernstein        1,478,574 (93.6%)       1,224 (.1%)
David Kotkin               1,478,574 (93.6%)       1,224 (.1%)
Bernard Joseph White       1,478,574 (93.6%)       1,224 (.1%)

       There were no abstentions and no broker non-votes for any nominee.

Price Waterhouse was approved to serve as the independent accountants for the Company for Fiscal 1996.

                        Appointment of Price Waterhouse
                        -------------------------------

  Shares         Votes For        Votes Against     Votes Withheld
----------   -------------------  ---------------   ----------------
Class A        1,538,748 (92.7%)    396 (0.02%)        213 (0.01%)
Class B        1,478,600 (93.6%)  1,000 (0.06%)        198 (0.01%)

                        There were no broker non-votes.

Item 6.   Exhibits and Reports of Form 8-K

The Company was not required to file a report on Form 8-K for any event during the twenty six week period ended January 27, 1996.

                           THREE D DEPARTMENTS, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 12, 1996

                                 THREE D DEPARTMENTS, INC.
                                 -------------------------
                                       (Registrant)



                                 --------------------------------
                                 Steven Kerkstra
                                 Vice President and
                                 Chief Financial Officer



                                 --------------------------------
                                 Ronald C. Dow
                                 Controller and Treasurer