Form 10-Q
period 1996-04-27
THREE D DEPARTMENTS INC
filed 1996-06-11
CIK 34169

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----
         Exchange Act of 1934. For the period ended April 27, 1996

                                       OR

   X     Transition report pursuant to Section 13 or 15(d) of the
 -----
         Securities Exchange Act of 1934. Commission File Number: 1-5967


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

As of May 24, 1996, there were 1,154,994 shares of Class A common stock and 1,280,967 shares of Class B common stock, par value $.25, outstanding.


================================================================================

                           THREE D DEPARTMENTS, INC.



                                     INDEX

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements:

         Balance Sheet at April 27, 1996 and July 29, 1995.......................3

         Statement of Operations and Retained Earnings for the
         thirteen and thirty nine week periods ended April 27, 1996 and April 29, 1995......................................................4

         Statement of Cash Flows for the thirty nine week periods ended
         April 27, 1996 and April 29, 1995.......................................5

         Notes to Financial Statements...........................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................7

                           PART II.  OTHER INFORMATION


Item 5.  Exhibits and Reports on Form 8-K........................................10

         Signatures..............................................................11

PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                           THREE D DEPARTMENTS, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                     ASSETS

Current Assets:                                                 April 27, 1996   July 29, 1995
                                                                --------------   -------------
  Cash                                                            $   355,045     $   319,045
  Receivables                                                         482,615         296,291
  Inventories                                                      16,467,234      16,260,487
  Prepaid expenses                                                    390,567         475,435
  Prepaid income taxes                                                172,808          98,363
  Deferred income taxes                                                70,067         325,936
                                                                  -----------     -----------
     Total current assets                                          17,938,336      17,775,557
                                                                  -----------     -----------
Property, Fixtures and Improvements, at cost:
  Property, fixtures and equipment                                 10,576,767      10,988,714
  Leasehold improvements                                            2,950,848       2,821,530
                                                                  -----------     -----------
                                                                   13,527,615      13,810,244
  Less accumulated depreciation and amortization                    6,737,521       6,550,443
                                                                  -----------     -----------
                                                                    6,790,094       7,259,801
                                                                  -----------     -----------
Other Assets:
  Deferred cost of leases - net                                     1,166,699       1,263,509
  Deferred income tax                                               1,073,650         615,415
  Other                                                             1,297,543       1,163,003
                                                                  -----------     -----------
                                                                    3,537,892       3,041,927
                                                                  -----------     -----------
                                                                  $28,266,322     $28,077,285
                                                                  ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Long term debt - current portion                                $   380,064     $   312,929
  Accounts payable                                                  5,261,289       3,406,867
  Accrued liabilities                                               1,291,841       2,177,819
                                                                  -----------     -----------
     Total current liabilities                                      6,933,194       5,897,615
                                                                  -----------     -----------
Long Term Debt                                                      9,236,251       9,784,325
                                                                  -----------     -----------
Deferred Compensation                                                 200,000         200,000
                                                                  -----------     -----------
Other Liabilities                                                     525,000         450,000
                                                                  -----------     -----------
Stockholders' Equity:
  Preferred stock; $1.00 par value; authorized
     300,000 shares; none issued
  Common stock; $.25 par value;
     Class A - authorized 6,000,000 shares;
     issued 1,660,469 shares (July 29, 1995 - 1,656,969)              415,117         414,242
     Class B - authorized 6,000,000 shares;
     issued 1,580,363 shares (July 29, 1995 - 1,576,113)              395,091         394,028
  Additional paid-in-capital                                        1,255,525       1,246,557
  Retained earnings                                                11,110,877      11,495,251
                                                                  -----------     -----------
                                                                   13,176,610      13,550,078
  Less - 804,871 shares of common stock in treasury, at cost        1,804,733       1,804,733
                                                                  -----------     -----------
                                                                   11,371,877      11,745,345
                                                                  -----------     -----------
                                                                  $28,266,322     $28,077,285
                                                                  ===========     ===========
                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)


                                                Thirteen Week Periods Ended         Thirty Nine Week Periods Ended
                                               April 27, 1996    April 29, 1995    April 27, 1996    April 29, 1995
                                              ---------------   ---------------   ---------------   ----------------

Revenues                                         $10,419,704       $11,522,075       $36,460,244       $38,020,624

Costs and Expenses:
  Cost of sales, including
  warehousing and buying expenses                  5,616,715         6,200,348        20,971,925        21,299,572

  Store operating, administrative
  and general expenses                             4,730,930         5,176,698        15,046,807        15,755,606
                                                 -----------       -----------       -----------       -----------

Income / (loss) from operations                       72,059           145,029           441,512           965,446

Interest expense                                     309,547           298,937           980,233           717,393
                                                 -----------       -----------       -----------       -----------

Income / (loss) before income taxes                 (237,488)         (153,908)         (538,721)          248,053

Provision for income taxes                           (89,199)          (49,764)         (202,365)          140,500
                                                 -----------       -----------       -----------       -----------

Net income / (loss)                                 (148,289)         (104,144)         (336,356)          107,553

Retained earnings at beginning of period          11,259,166        12,282,534        11,495,251        12,123,208

Cash dividends                                          0.00           (23,957)          (48,018)          (76,328)
                                                 -----------       -----------       -----------       -----------

Retained earnings at end of period               $11,110,877       $12,154,433       $11,110,877       $12,154,433
                                                 ===========       ===========       ===========       ===========

Average number of shares outstanding               2,435,961         2,428,211         2,432,502         2,561,278
                                                 ===========       ===========       ===========       ===========

Net income / (loss) per share                    $      (.06)      $      (.04)      $      (.14)      $       .04
                                                 ===========       ===========       ===========       ===========

Cash dividends per share:
  Class A Common                                 $       .00       $     .0125       $     .0250       $     .0375
                                                 ===========       ===========       ===========       ===========
  Class B Common                                 $       .00       $     .0075       $     .0150       $     .0225
                                                 ===========       ===========       ===========       ===========





                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                         Thirty Nine Week Periods Ended
Cash flows from operating activities:                   April 27, 1996    April 29, 1995
                                                        ---------------   ---------------

  Net income / (loss)                                       $ (336,356)      $   107,553
  Adjustments to reconcile net income / (loss)
     to net cash provided by operating activities:
     Depreciation and amortization                           1,271,256         1,143,745
     Provision for deferred taxes                             (202,366)          136,051
     Increase in cash value of life insurance                 (235,502)         (243,922)
     Loss on sales/abandonments of fixed assets                 45,650            16,974
  Change in assets and liabilities:
     (Increase) decrease in receivables                       (186,324)          380,499
     (Increase) in inventories                                (206,747)       (3,864,337)
     (Increase) decrease in prepaid expenses                    84,868          (131,653)
     (Increase) decrease in prepaid income taxes               (74,445)           33,244
     Decrease in other assets                                   21,746            55,195
     (Increase) in deferred income taxes                             0           (30,600)
     Increase in accounts payable                            1,854,422            80,943
     Increase (decrease) in accrued liabilities               (885,978)          214,227
     Increase in other liabilities                              75,000           450,000
                                                            ----------       -----------

  Net cash provided (used) by operating activities           1,225,224        (1,652,081)
                                                            ----------       -----------

Cash flows from investing activities:
  Purchase of building                                               0        (1,193,834)
  Purchase of property, fixtures and improvements             (664,733)       (2,376,846)
  Purchase of software                                          (6,440)          (58,877)
  Purchase of lease                                                  0          (880,000)
  Sales of fixtures                                                  0             5,966
                                                            ----------       -----------

  Net cash (used) in investing activities                     (671,173)       (4,503,591)
                                                            ----------       -----------

Cash flows from financing activities:
  Repayment of debt                                           (480,939)       (3,074,526)
  Dividends paid                                               (48,018)          (76,328)
  Purchase of common stock                                           0          (548,867)
  Proceeds from exercise of stock options                       10,906
  Proceeds from borrowings                                           0         7,150,000
                                                            ----------       -----------

Net cash provided (used) by financing activities              (518,051)        3,450,279
                                                            ----------       -----------

 Net increase (decrease) in cash                                36,000        (2,705,393)

Cash at beginning of period                                    319,045         3,311,144
                                                            ----------       -----------

Cash at end of period                                       $  355,045       $   605,751
                                                            ==========       ===========

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS


1. The financial statements for the thirteen and thirty nine week periods ended April 27, 1996 and April 29, 1995, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 1995. The results of operations for the thirteen and thirty nine week periods ended April 27, 1996, are not necessarily indicative of the results for the entire fiscal year ending August 3, 1996.

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

                           THREE D DEPARTMENTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three D Departments, Inc. operates twenty four stores carrying home textiles, decorative housewares and decorative accessories in California, Connecticut, and Arizona. The Company operates both regular stores (under 20,000 square feet) and superstores (over 20,00 square feet). During the period ended April 27, 1996 the Company has converted two stores to the superstore format and has closed four regular stores in markets where conversions to superstores were not feasible. The table below illustrates changes to the store portfolio covering the period from July 31, 1995 through April 29, 1996.


                                      Regular Stores    Superstores    Total
                                      ---------------   ------------   -----
Stores open July 31, 1995                    15              13         28
  Conversion of existing regular
  stores to superstores                      (2)              2          0
  Store closures                             (4)                        (4)
                                             ---             ---        ---
Stores open at April 27, 1996                 9              15         24
                                             ===             ===        ===

Below is a table summarizing the Company's results of operations for the thirteen and thirty nine week periods ended April 27, 1996 and April 29, 1995:


                                        Thirteen Weeks Ended        Thirty Nine Weeks Ended
                                        April 27,      April 29,      April 27,     April 29,
                                          1996           1995           1996          1995
                                       ----------   ------------   ------------   ----------
Sales                                     100.0%         100.0%         100.0%        100.0%
Cost of sales                              54.0%          53.8%          57.5%         56.0%
 Operating expenses                        45.4%          44.9%          41.3%         41.5%
                                       ----------   ------------   ------------   ----------
Income/(loss) from operations                .6%           1.3%           1.2%          2.5%
Interest expense                            3.0%           2.6%           2.7%          1.9%
                                       ----------   ------------   ------------   ----------
Income/(loss) before income taxes          (2.4%)         (1.3%)         (1.5%)         1.8%
Provision for income taxes                  (.9%)         ( .4%)         (0.6%)         0.4%
                                       ----------   ------------   ------------   ----------
Net income/(loss)                          (1.5%)          (.9%)          (.9%)         0.3%
                                       ==========   ============   ============   ==========

Thirteen Week Periods Ended April 27, 1996 and April 29, 1995
- -------------------------------------------------------------

SALES.   Sales were $10,419,704 for the thirteen week period ended April 27,
1996 compared to sales of $11,522,075 for the thirteen week period ended April 29, 1995, a decrease of $1,102,371 or 9.6% of total sales. The Company closed six stores in prior periods which have resulted in a net decrease in sales of $225,168 for the thirteen week period ended April 27, 1996. Additionally, the decrease was due to a decrease in comparative sales for stores open in both periods of $878,099 or 8.1%. The company attributes this decrease to increased competition in mature markets and continued sluggish conditions in the national economy.

COST OF SALES.   Cost of sales for the thirteen weeks ended April 27, 1996, was
54.0% of sales as compared to 53.8% for the thirteen week period ended April 29, 1995.

STORE OPERATING, ADMINISTRATIVE AND GENERAL EXPENSES.   Store operating,
administrative and general expenses for the thirteen week period ended April 27, 1996, reduced to $4,730,930 compared to $5,176,698 in the same period of the prior year. The reduction in operating expenses is related to six fewer stores open in the current period, compared to the same period of the prior year.

INTEREST EXPENSE.   Interest expense for the thirteen week periods ended April
27, 1996 and April 29, 1995 was $309,547 and $298,937 respectively.

QUARTERLY RESULTS. Net loss for the thirteen week period ended April 27, 1996, was $148,289 compared to a net loss of $104,144 in the same period of the prior year. The specialty domestics segment of the retail industry has seen increased competition with corresponding pressure on sales and margins. The Company has undertaken both a frequent shopper program and a cost reduction program to mitigate the effects of increased competition.

Thirty Nine Week Periods Ended April 27, 1996 and April 29, 1995
- ----------------------------------------------------------------

SALES. The company had sales of $36,460,244 for the thirty nine week period ended April 27, 1996 compared to sales of $38,020,624 for the thirty nine week period ended April 29, 1995, a decrease of $1,560,380 or 4.1% of total sales. The Company closed six stores in prior periods which have resulted in a decrease of $1,744,161, however this decrease has been offset by sales from new stores in the amount of $3,157,387. Sales of stores open in both periods declined by $2,974,502 or 8.5%. The Company attributes the decrease in comparative sales to increased competition in mature markets and continued sluggish conditions in the national economy.

COST OF SALES.   Cost of sales for the thirty nine weeks ended April 27, 1996, was 57.5% of sales compared to 56.0% for the thirty nine week period ended April 29, 1995.

STORE OPERATING, ADMINISTRATIVE AND GENERAL EXPENSES.   Store operating,
administrative and general expenses for the thirty nine week period ended April 27, 1996, were $15,046,807 or 41.3% of sales compared to $15,755,606 or 41.5% of sales in the same period of the prior year.

INTEREST EXPENSE.   Interest expense for the thirty nine week periods ended
April 27, 1996 and April 29, 1995 was $980,233 and $717,393, respectively. The increase resulted from an increase in average outstanding borrowings of approximately $2,800,000 over the prior year period.

THIRTY NINE WEEK RESULTS.   Net loss for the thirty nine week period ended April
27, 1996, was $336,356 compared to net income of $107,553 in the same period of the prior year. The specialty domestics segment of the retail industry has seen increased competition with corresponding pressure on sales and margins. The Company has undertaken both a frequent shopper program and a cost reduction program to mitigate the effects of increased competition.

Liquidity And Capital Resources.   At April 27, 1996, working capital was
- -------------------------------
$11,005,142 compared to $11,877,942 at the beginning of the fiscal year. The slight decrease was caused by capital expenditures for expanded stores and debt repayment. No significant capital expenditures are anticipated for the remainder of the fiscal year. Management believes that cash from operations, coupled with its line of credit will be sufficient to meet the Company's operational and capital needs for the remainder of the fiscal year.

                           THREE D DEPARTMENTS, INC.

PART II. - OTHER INFORMATION



Item 5.   Exhibits and Reports on Form 8-K

The Company was not required to file a report on Form 8-K for any event during the thirty nine week period ended April 27, 1996.

                           THREE D DEPARTMENTS, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 31, 1996

                                                   THREE D DEPARTMENTS, INC.
                                                   -------------------------
                                                          (Registrant)


                                                   /S/ STEVEN KERKSTRA
                                                   -------------------------
                                                   Steven Kerkstra
                                                   Vice President and
                                                   Chief Financial Officer


                                                   /S/ RONALD C. DOW
                                                   -------------------------
                                                   Ronald C. Dow
                                                   Controller and Treasurer