Form 10-K405
period 1996-08-03
THREE D DEPARTMENTS INC
filed 1996-11-01
CIK 34169

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            ----------------------
                                   FORM 10-K
                                   ---------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
    For the fiscal year ended August 3, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
    EXCHANGE ACT OF 1934
                         Commission file number 1-5967
                                                ------
                           THREE D DEPARTMENTS, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             06-0733200
 -----------------------------                               -----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        3535 HYLAND AVENUE, SUITE 200, COSTA MESA, CALIFORNIA 92626-1439
        ----------------------------------------------------------------
                    (Address of principal executive offices)
                        TELEPHONE NUMBER (714) 662-0818
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

     Title of Each Class                 Name of Exchange on which Registered
     -------------------                 ------------------------------------
     Common Stock,
          Class A Common Stock           American Stock Exchange
          Class B Common Stock           American Stock Exchange

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
                    Yes     X            No
                        --------             ---------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or ant amendment to this Form 10-K. [ X ]

The aggregate market value of the outstanding voting stock of the registrant held by non-affiliates as of September 30, 1996 was $533,901 for Class A common stock and $469,615 for Class B common stock, based upon a closing price of $1.1875 per share for Class A common stock and $1.0625 per share for Class B common stock on that date.

As of September 30, 1996 1,163,094 shares of Class A common stock and 1,272,867 shares of Class B common stock were outstanding.

                      DOCUMENTS  INCORPORATED BY REFERENCE

The information required by Part III of this report (Items 10,11,12 and 13) is incorporated by reference from the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders which is expected to be filed with the Commission on or about December 3, 1996.


The total number of pages is 26. The exhibit index is located on page 11.

                                     PART I
                                     ------
ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------
Three D Departments, Inc. is a specialty retailer of home textiles, housewares and decorative accessories. The Company offers coordinated high quality bedding, bath, housewares, and decorative accessories with an emphasis on brand names, and everyday value pricing in an attractive store environment with premium customer service. The Company operates 23 stores including nine stores in southern California, seven stores in Arizona, six stores in Connecticut, and an outlet store in Chino, California. The Company operates both regular stores (under 20,000 square feet) and superstores (over 20,000 square feet). There are currently fifteen superstores, seven regular stores and one outlet store.

The Company provides a unique shopping environment which sets it apart from its competitors through its emphasis on coordinated housewares and accessories along with its extensive assortment of high quality fashion linens. The Company's superstore prototype is a 25,000 square foot rectangular store designed in a racetrack format which showcases the broad and complete assortment in its various product categories. The linen area makes extensive use of fully dressed beds, coordinated four foot fashion vignettes and coordinating bath products in high quality glass displays. The decorative housewares are presented on promotional stepped displays which help the customer pull together a stylized look.

The Company's roots are in the home textiles business and its merchandise selection demonstrates its ability to procure high quality fashion bedding and bath product and offer these products to the consumer at prices that are competitive. As the specialty home textiles business has become crowded with big box retailers, Three D has broadened its merchandise to include housewares and decorative accessories. The Company has developed its accent on high quality coordinating decorative product that appeals to its upper income, discriminating customer.

BUSINESS STRATEGY
The Company's goal is to become a unique and preferred specialty retailer of high quality bed, bath, decorative housewares and home decorative accessories. The primary components of the strategy to achieve its goal are as follows:

Coordinated High Quality Merchandise   The commitment to high quality is
apparent from the many recognizable brand names carried by the Company such as Croscill, Martex, Wamsutta, Fieldcrest, Krups, Calphalon and many more. The Company works closely with its supplier base to select and in many cases create product that presents a decorator image to the consumer. This process and store display technique fosters both a pleasant shopping experience for browsing, and also facilitates a rapid decision making process for the customer who has little time.

A Complete Decorative Home Store   Currently, the various classifications
contribute to total sales in the following manner; bedding - 44%, bath - 25%, decorative housewares - 14%, and decorative accessories - 17%. The Company is reputed as a high quality and high fashion linen retailer. The expansion into both decorative housewares and decorative accessories has been accomplished in fifteen out of twenty-three stores. The new classifications (which already account for one third of total sales) provide an opportunity for more frequent visits from the Company's current customer base. The long product life of bedding product, coupled with its high ticket price does not create enough demand for frequent visits by the customer. With a wider array of product offering, the Company seeks to attract increased visits and sales from its customer base. The typical superstore carries 50,000 stock keeping units (SKU's) featuring a broad assortment of brands, styles, colors, and prices.

Shopping Environment    Home fashion merchandise requires enough space to
adequately separate different looks and help the customer feel the mood created by the product. The Company has developed a racetrack formula store with alcoves along the outer perimeter in order to create many display opportunities in a compact space. As a result, the store has a "home" ambience and the sales associates are close to the customer when they are ready for assistance.

Customer Service   The Company places a special emphasis on customer recognition and service. Acknowledging customers and being aware of their needs are the first steps in the customer service program. This is followed on with extensive product knowledge brochures made available to all staff . Sales associates are encouraged to suggest coordinating product, search the entire Company for hard to obtain merchandise, and assist the customer on merchandise returns. Sales associates are compensated on an hourly basis with medical, vacation and 401K profit sharing benefits.

ITEM 2.  PROPERTIES
         ----------

Home Fashion Superstores    Beginning in 1990, the Company changed its strategy
from that of a linens only specialty store and decided to offer housewares and accessories to its customer. The superstore prototype is a 25,000 square foot rectangular store designed in a racetrack format which showcases the broad and complete assortment in its various product categories. Decorative accessories are prominently featured as the customer enters the store. The Company specializes in high quality silk flowers, hard to find decorative vases, candle holders, and picture frames. The linen area makes extensive use of fully dressed beds, coordinated four foot fashion vignettes and coordinating bath products in high quality glass displays. The decorative housewares are presented on promotional stepped displays which help the customer pull together a stylized look.

Since 1994, the Company has built 7 racetrack superstores. The average investment for a racetrack superstore is approximately $325,000 for fixtures and equipment and $850,000 for inventory. In the fiscal year ended August 3, 1996, these stores generated store level operating cash flow of approximately 15.8% annual return on sales.

In addition to its racetrack superstores the Company has added contiguous space to expand or has renovated existing bed and bath stores in order to add decorative housewares and decorative accessory product. Although the converted stores are not as productive as a newly built racetrack prototype, the store conversions allow the Company to continue its expansion of decorative accessories and housewares with efficient use of capital in existing markets. In the fiscal year ended August 3, 1996, these stores generated store level operating cash flow of approximately 10.8% annual return on sales.

Bed and Bath Stores   The Company continues to operate seven stores in its
previously existing markets where the store was originally opened as a bed and bath store. The Company intends to either convert these stores to superstores or replace them with new space on an opportunistic basis. In the fiscal year ended August 3, 1996, these stores generated store level operating cash flow of approximately 8.9% annual return on sales.

Outlet Store   The Company has converted a former bed and bath location in a moderate market area to function as an outlet for slow moving and discontinued goods. The policy of the Company is to offer discontinued goods in its full line locations until such time as the remaining pieces may be more efficiently sold through a single presentation. The outlet store serves a more cost conscious consumer and assists the Company in its need to liquidate slow moving merchandise in a more orderly fashion.

Real Estate Strategy The Company leases all of its existing space except for a 22,000 square foot commercial building it purchased in December 1994 in Phoenix, Arizona, which is used as a retail store, and a residence in West Hartford, Connecticut which is used to defray the costs of lodging in connection with the supervision of its Connecticut operations. The Company's corporate offices are located at 3535 Hyland Avenue, Costa Mesa, California. During fiscal 1996 the Company paid approximately $5,917,000 in aggregate annual rent payments in connection with leases that expire between fiscal 1997 and fiscal 2012. The leases typically require the payment of minimum annual rentals or a percentage of net sales, whichever is greater, payable in monthly instalments. In some cases, the Company has options to renew its leases.

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

                                    PART II
                                    -------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

     Both classes of the Company's common stock are listed on the American Stock Exchange. The high and low sales prices for each quarter within the past two fiscal years as reported by the exchange were:

              1996               HIGH        LOW      DIVIDEND
              ----               ----        ---      --------
          First Quarter
             Class A           $ 3 1/16   $  1 7/8     $0.0125
             Class B             3 1/4       2 7/16     0.0075
          Second Quarter
             Class A             2 1/8       1 1/2      0.0125
             Class B             2 5/16      1 1/4      0.0075
          Third Quarter
             Class A             1 7/8       1 1/2      0.0125
             Class B             1 7/8       1 3/8      0.0075
          Fourth Quarter
             Class A             2            13/16     0.0125
             Class B             2             7/8      0.0075

              1995               HIGH        LOW      DIVIDEND
              ----               ----        ---      --------

          First Quarter
             Class A           $ 1 5/16     $ 1 1/16   $0.0125
             Class B             1 1/2        1 1/4     0.0075
          Second Quarter
             Class A             1 5/16       1 1/8     0.0125
             Class B             1 5/8        1 1/4     0.0075
          Third Quarter
             Class A             2 11/16      1 3/16    0.0125
             Class B             2 5/8        1 7/16    0.0075
          Fourth Quarter
             Class A             3 3/8        1 1/2     0.0125
             Class B             3 7/8        1 11/16   0.0075

The Company had approximately 362 holders of record of its Class A common stock and approximately 337 holders of record of its Class B common stock as of August 3, 1996.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------
                             FISCAL YEAR ENDED (A)

-----------------------------------------------------------------------------------------------------------
                                    AUGUST 3,       JULY 29,       JULY 30,       JULY 31,      AUGUST 1,
                                       1996           1995           1994           1993           1992
                                   ------------   ------------   ------------   ------------   ------------
Sales                              $47,851,248    $49,981,704    $41,752,567                   $42,044,998
Operating expenses                  47,819,764     49,910,773     42,614,231     41,795,024     43,214,913
Interest expense                     1,317,052      1,054,330        539,797        461,035        417,289
                                   -----------------------------------------------------------------------
(Loss) before income taxes
 and cumulative effect of
 accounting change                  (1,285,568)      (983,399)    (1,401,461)      (211,061)      (555,578)

Benefit for federal and state
 income taxes                                        (455,771)      (629,677)       (64,100)      (170,755)
                                   -----------------------------------------------------------------------
Net loss before cumulative
 effect of accounting change        (1,285,568)      (527,628)      (771,784)      (146,961)      (384,823)

Cumulative effect of
 accounting change                     310,427                        96,223
                                   ------------------------------------------------------------------------

Net (loss)                           ($975,141)     ($527,628)     ($675,561)     ($146,961)     ($384,823)
                                   =========================================================   ------------
Weighted average shares
 outstanding                         2,433,417      2,528,011      2,850,804      2,870,381      2,871,194
                                                                                               ===========
Net (loss) per share before
 cumulative effect of
 accounting change                      ($0.53)        ($0.21)        ($0.27)        ($0.05)        ($0.13)
                                   =========================================================
Net (loss) per share                    ($0.40)        ($0.21)        ($0.24)        ($0.05)        ($0.13)
                                   =======================================================================
Book value per share               $      4.39    $      4.65    $      4.53    $      4.78    $      4.88
                                                                                               ===========
Dividends declared per share:
Class A                            $      0.05    $      0.05    $      0.05    $      0.05    $      0.10

Class B                            $      0.03    $      0.03    $      0.03    $      0.03    $      0.06

Working capital                    $11,225,777    $12,191,536    $12,867,856    $ 7,741,610    $ 9,111,456

Long-term debt                     $ 9,143,410    $ 9,784,325    $ 6,015,911    $ 1,971,440    $ 3,351,726

Stockholders' equity               $10,684,928    $11,745,345    $12,922,169    $13,711,433    $14,006,161

Total assets                       $27,507,134    $28,077,285    $25,446,968    $24,254,008    $24,405,708

(a) The Company operates on a 52-53 week basis. Years end on the Saturday nearest to July 31. The fiscal years 1992, 1993, 1994, and 1995 each included 52 weeks, fiscal year 1996 included 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Results of Operations
---------------------

The following table sets forth selected data from the Statement of Operations expressed in percentage form and other statistical information which the Company believes is pertinent to its operating results:

                                                         FOR THE FISCAL YEAR ENDED,
                                                         -------------------------

                                                      AUGUST 3,    JULY 29,    JULY 30,
                                                         1996        1995        1994
                                                      ----------   ---------   ---------
Sales                                                    100.0%      100.0%      100.0%
Cost of sales, including warehousing and buying           56.2%       57.8%       57.6%
                                                         -----       -----       -----
Gross profit                                              43.8%       42.2%       42.4%

Store operating, administrative, and general
 expenses                                                 43.7%       42.1%       44.4%

Interest expense                                           2.8%        2.1%        1.3%
                                                         -----       -----       -----

Loss before income tax and cumulative effect of
 change in accounting principle                           (2.7)%      (2.0)%      (3.3)%

Income tax benefit                                        (0.0)%      (0.9)%      (1.5)%

Cumulative effect of change in accounting
 principle                                                 0.6%        0.0%        0.2%
                                                         -----       -----       -----
Net (loss)                                                (2.1)%      (1.1)%      (1.6)%
                                                         =====       =====       =====
----------------------------------------------------------------------------------------
Number of stores, beginning of year                         28          27          31

New store openings                                           0           4           1

Store closures                                              (5)         (3)         (5)
                                                         -----       -----       -----

Number of stores, end of year                               23          28          27
                                                         =====       =====       =====


Fiscal 1996 Compared to Fiscal 1995
-----------------------------------
Sales in fiscal 1996 were $47,851,248, a 4.3% decrease from fiscal 1995 sales of $49,981,704. Sales from stores not open in the comparable month of the prior year accounted for $4,024,603 of new volume, which offset the loss of sales from closed stores of $2,463,763. Additionally, sales of stores open in both fiscal 1996 and 1995 decreased by 7.8%. In the first three quarters of fiscal 1996 comparable store sales decreased 8.5% as the Company experienced several competitive openings against stores in all of its markets. In the fourth quarter, comparable store sales increased .7%, due mostly to an additional week in the Company's 52-53 week fiscal calendar.

Cost of sales, including warehouse, transportation, and buying expenses, was 56.2% of sales in fiscal 1996, compared to 57.8% in fiscal 1995. In fiscal 1995, the Company sustained inventory adjustments related to shrinkage, freight and markdowns. These items did not recur to the same degree in fiscal 1996 thus resulting in lower cost of sales.

Store operating, administrative and general expenses were 43.7% of sales in fiscal 1996 compared to 42.1% in fiscal 1995. The Company closed five stores in fiscal 1996 compared to three store closings in fiscal 1995. Store closings during fiscal 1996 were executed via lease expirations and no lease exit fees were incurred. However, the winding down of operations caused downward pressure on sales and margins resulting in operating expenses as high as 51.8% of sales for closed stores. Additionally, the decrease in comparable store sales of 7.8% negatively impacted the Company's ability to leverage its fixed expenses such as rent and depreciation.

Interest expense increased $262,722 to $1,317,052 in fiscal 1996 due principally to an increase in average outstanding borrowings. The average outstanding borrowings for fiscal 1996 were $8,840,537 compared to $7,726,494 in fiscal 1995. The Company retired $578,924 in debt during the year as its working capital needs decreased in conjunction with the decrease in the number of stores.

The Company's combined statutory rate of federal and state taxes is 40.5%, however; as of the end of the fiscal year ended August 3, 1996 the Company recorded a valuation allowance against deferred tax assets of $478,929. The valuation allowance relates primarily to operating loss carry forwards generated in fiscal years 1994 through 1996. Taxable income is required to offset these loss carry forwards before their expiration dates, which occur between fiscal 1997 and 2011. Although the Company's estimates for future income suggest there will be sufficient taxable income in the future to utilizes all of the loss carry forwards the Company has decided to provide a valuation reserve due to the prospective nature of future income. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance against deferred tax assets as of July 29, 1995, and for the year then ended the Company recorded a tax benefit of $455,771 against loss before taxes of $983,399 which represented an effective tax rate of 46.3%.

For the year ended August 3, 1996 net loss was $975,141 compared to a net loss of $527,628 in the prior year. The valuation allowance recorded in fiscal 1996 is the primary reason for an increase in net loss compared to the prior year.

In fiscal 1996 the Company recorded income representing the cumulative effect of a change in accounting principle of $310,427 relating to the capitalization into inventory of certain buying, warehousing and transportation costs. The Company believes this refinement provides a better measurement of operations by more closely matching revenues with expenses.

Fiscal 1995 Compared to Fiscal 1994
-----------------------------------
Sales in fiscal 1995 increased $8,229,137 to $49,981,704, a 19.7% increase over fiscal 1994 sales of $41,752,567. The increase was due primarily to the opening of four new stores and four expanded stores with the housewares format. Offsetting the increase was the decrease in sales resulting from the closing of five stores in fiscal 1994. Sales from stores opened in both periods increased by 12.1%.

Cost of sales, including warehouse, transportation, and buying expenses, was 57.8% of sales in fiscal 1995, compared to 57.6% in fiscal 1994. In the fourth quarter, the Company sustained inventory adjustments for shrinkage, freight and markdowns that affected gross margins for fiscal 1995.

Store operating, administrative and general expenses were 42.1% of sales in fiscal 1995, compared to 44.4% in fiscal 1994. This decrease was principally due to lower store closing costs and writeoffs associated with store closings. In fiscal 1994, the Company closed five stores compared to only three in fiscal 1995.

Interest expense increased $514,533 to $1,054,330 in fiscal 1995. This increase was attributable to additional borrowings for capital expenditures and inventory for four new and four expanded stores.

In fiscal 1995, the Company continued its housewares expansion program which resulted in an increase in sales. To achieve this increase in sales, the Company incurred additional expenses for pre-opening costs of $375,000 and interest costs of approximately $500,000 to finance the expansion program. The Company incurred a net loss of $527,628 for the fiscal year ended July 29,1995.

Liquidity and Capital Resources
-------------------------------

The Company's primary need for cash is to support the merchandise inventory required to run its operations, and additionally to support its program to enlarge its revenue base by either adding new stores or expanding existing sites. The Company has traditionally supported this need through funds generated by operations and also through use of its credit facilities. At August 3, 1996 the Company maintained a working capital position of $11,225,777 compared to $12,191,536 as of July 29, 1995. During fiscal 1996 borrowings under credit facilities decreased by $578,924 from $10,097,254 at July 29, 1995 to $9,518,330 at August 3, 1996.

Cash provided by operations during the year ended August 3, 1996 was $1,651,000 compared to cash used in operations of $2,057,681 in the year ended July 29, 1995. During fiscal 1995 the Company opened four new stores which required additional investment in inventories. During the year ended August 3, 1996 the Company used cash created by operations to reduce its borrowings under lines of credit by $578,924 , invest in store fixtures and equipment of $808,846, and pay dividends of $96,182. Net cash increased by $187,988 from $319,045 at July 29,1995 to $507,033 at August 3, 1996.

On July 27, 1994 the Company entered into a revolving credit facility with Foothill Capital Corporation. The revolving credit loan matures on July 28, 1999, and provides for borrowings of 60% of eligible inventory not to exceed a maximum of $9,000,000 of which $8,300,000 was outstanding at August 3, 1996. Payments of principal are required if inventory falls below 167 percent of the amount then outstanding. The revolving credit facility bears interest, payable monthly, at two percent above the prime rate and additionally requires the Company to pay a commitment fee of .5 percent on the unused portion. Foothill Capital Corporation is also the holder of a $1,000,000 secured promissory note that requires principal payments of $20,000 per month in addition to interest at two percent above the prime rate. The balance of the secured promissory note at August 3, 1996 was $720,000. Both the revolving credit facility and the secured promissory note are secured by inventory, fixtures and accounts receivable of the Company. The agreements require the Company to maintain certain financial covenants, some of which, limit capital expenditures , dividend payments and restrict the disposal of assets without prior approval. At August 3, 1996, the Company was in compliance with all covenants.

During fiscal 1997 the Company plans to expand two bed and bath stores to the superstore concept and also plans to open one new racetrack superstore. The Company also plans to upgrade its store level computer systems. Total capital expenditures for fiscal 1997 are planned to be approximately $1,000,000. Management believes that funds generated from operations, its $9,000,000 revolving credit facility ($8,300,000 which was utilized as of August 3, 1996 ), and use of trade credit will be sufficient to satisfy the Company's working capital requirements and commitments for capital expenditures through fiscal 1997.

At August 3, 1996 the Company had total deferred tax assets of $1,574,151 and deferred tax liabilities of $485,155. The deferred tax assets consist primarily of state and federal tax loss carry forwards which relate to operating losses of $1,285,568, $983,399, and $1,401,461 generated in fiscal years 1996, 1995 and
1994 respectively. In general, state tax loss carry forwards expire beginning five years from the date of loss and federal tax loss carry forwards expire 15 years from the date of loss. Taxable income is required to offset these loss carry forwards before their expiration date. The table below sets forth the expiration date of deferred tax assets and the approximate amount of taxable income required to be generated by the Company in order to utilize its deferred tax assets.


                                                  Taxable Income             Cumulative Taxable
                                                  --------------             ------------------
                                                Required to Utilize          Income Required to
Expiration Date of        Amount of             -------------------          ------------------
Deferred Tax Assets   Deferred Tax Assets       Deferred Tax Assets       Utilize Deferred Tax Assets
-------------------   -------------------       -------------------       ---------------------------
End of fiscal 1997      $   30,599                 $  166,154                   $  166,154
End of fiscal 1998      $   30,342                 $  167,299                   $  333,453
End of fiscal 1999      $  111,210                 $  410,928                   $  744,381
End of fiscal 2000      $   68,502                 $  231,470                   $  975,851
End of fiscal 2001      $  110,556                 $  346,883                   $1,322,734
 2002 and after         $1,222,942                 $3,837,130                   $5,159,864

The recent history of operating losses is associated with a change in store prototype and the development of additional product categories developed by the Company. The expansion of the new store prototype has been executed by expansion of old bed and bath format stores where both market conditions and store lease conditions were favorable. However, management decided that many store sites could not support a new store prototype, which resulted in store closings. Nonetheless the cost of closing thirteen stores in the last three fiscal years and the associated decline in sales and salability of merchandise inventory resulted in additional operating costs which are not expected to recur. As of August 3, 1996 the Company had 23 stores of which seven stores were the old bed and bath format. All seven remaining bed and bath stores currently have positive operating margins, however, management has decided to convert two stores in fiscal 1997 to the new store prototype in order to increase sales and operating profits. The remaining five stores are expected to operate under their existing format during fiscal 1997.

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). The Statement requires among other things that a valuation allowance against deferred tax assets be recorded when it is "more likely than not that some portion of the deferred tax assets will not be realized". The Company's plans for fiscal 1997 and beyond suggest that the Company will earn sufficient income in future years to utilize all of its operating loss carry forwards and other associated deferred tax assets. However, because the plans of the Company are prospective and in deference to the history of operating losses the Company has decided to establish a reserve against its deferred tax assets in the amount of $478,929.

Inflation and Seasonality
-------------------------

Management believes its operating results have not been materially affected by inflation in fiscal 1994, 1995 and 1996. The Company's second quarter (November through January ) which includes the Christmas season, is the strongest sales quarter. Additionally, the third quarter (February through April) has traditionally been the weakest.

Forward Looking Statements
--------------------------

The preceding "Business" and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the planned expansion of two bed and bath stores to the superstore format; the opening of one new superstore; the ability of the Company to obtain increased visits from its customer base; the ability of the Company to obtain positive cash flow from its current portfolio of stores; the prospects of generating income sufficient to utilize existing deferred tax assets; the ability of the Company to maintain its credit facilities; the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand; and sufficiency of the Company's working capital, bank loan agreement and cash flow from operating activities for the Company's future operating and capital requirements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitations, the following: decline in demand for merchandise offered by the Company; the ability of the Company to gauge the fashion tastes of its customers and provide merchandise to satisfy customer demand; the ability of the Company to hire and train employees; the possible unavailability of merchandise from the Company's vendors and private label suppliers; the effect of economic conditions in the Company's markets, the effect of severe weather or natural disaster; and the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

The Company's financial statement at August 3, 1996 and July 29, 1995, and for each of the three years in the period ended August 3, 1996, and the Report of Price Waterhouse LLP are included in this Annual Report on Form 10-K on pages 14 through 26 below.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------

               None.


                                    PART III
                                    --------

The information required by Items 10, 11, 12, and 13 of Form 10-K will be set forth in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or about December 1, 1996, and such information is incorporated herein by this reference.


                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

       (a) The following financial statements and financial schedules are filed as a part of this Report:


       (1) Financial Statements                                    Page No.
           --------------------                                    --------
           Report of Independent Accountants                          14

           Balance Sheet as of August 3, 1996 and July 29, 1995       15

           Statement of Operations for the Fiscal Years Ended
           August 3, 1996, July 29, 1995, and July 30, 1994           16

           Statement of Changes in Stockholders' Equity for the
           Fiscal Years Ended August 3, 1996, July 29, 1995,
           and July 30, 1994                                          17

           Statement of Cash Flows for the Fiscal Years Ended
           August 3, 1996, July 29, 1995 and July 30, 1994            18

           Notes to Financial Statements                              19

       (2) Financial Statement Schedules
           -----------------------------

            All schedules are omitted because they are not required, are inapplicable, or the information is included in the Financial Statements or Notes thereto.

     (3) Exhibits
         --------

          Exhibit No.    Title
          -----------    -----
          3.1            Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 30, 1984, together with the Certificate of Amendment of the Restated
                         Certificate of Incorporation, as filed with the Delaware
                         Secretary of State on March 3, 1987./1/

          3.2            By-laws of the Company as amended through July 29, 1987.

          4.1            Class A Common Stock share certificate./2/

          4.2            Class B Common Stock share certificate.

          10.1           1993 Incentive Stock Option Plan and Option Certificate./3/

          10.2           Promissory note with an officer.
          18             Accountant's preferability letter regarding change in
                         accounting.
          23.1           Accountant's consent for incorporation of S-8 filing.
          27             Financial Data Schedule

  (b)     Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 3, 1996



------------------------------
   /1/    Exhibits 3.1 and 3.2 were filed as Exhibits to the Registrant's Annual
Report on Form 10-K filed with the Commission on November 2, 1987, and each is incorporated herein by this reference.


   /2/    Exhibits 4.1 and 4.2 were filed as Exhibits to the Registrants Annual
Report on Form 10-K filed with the Commission on October 29, 1984, and each is incorporated herein by this reference.

   /3/    Exhibit 10.1 was filed as an Exhibit to the Registrant's 1994 proxy statement.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 25, 1996
          THREE D DEPARTMENTS, INC.
                                       (Registrant)

                                       By: /s/ Steven Kerkstra
                                           ------------------------------------
                                                Steven Kerkstra, Vice President
                                                And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the date set forth above.

Signature                              Title
---------                              -----
/s/ Bernard Abrams                Chairman of the Board, Chief Executive
------------------------          Officer and Director
Bernard Abrams


/s/ Donald Abrams                 President, Chief Operating Officer and
------------------------          Director
Donald Abrams


/s/ Steven Kerkstra               Vice President, Chief Financial Officer and
------------------------          Assistant Secretary
Steven Kerkstra


/s/ John B. Abrahms               Senior Vice President, Assistant Treasurer and
------------------------          Director
John B. Abrahms


/s/ Abe Markowicz                 Director
----------------------
Abe Markowicz


/s/ David Kotkin                  Secretary and Director
------------------------
David Kotkin


/s/ Gerson K. Bernstein           Director
-----------------------
Gerson K. Bernstein


/s/ Henry W. Nozko, Jr.           Director
-----------------------
Henry W. Nozko, Jr.


/s/ Ronald C. Dow                 Controller and Treasurer
-----------------------
Ronald C. Dow

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Stockholders and Board of Directors of Three D Departments, Inc.


In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 11 present fairly, in all material respects, the financial position of Three D Departments, Inc. at August 3, 1996 and July 29, 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 3, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


As described in Note 7 to the financial statements, the Company changed its method of accounting for income taxes in fiscal 1994. Also, as described in Note 2 to the financial statements, the Company changed its method of accounting for merchandise inventory in fiscal 1996.



PRICE WATERHOUSE



Los Angeles, California
October 14, 1996

                           THREE D DEPARTMENTS, INC.
                           -------------------------
                                 BALANCE SHEET
                                 -------------

                                                                                      August 3, 1996   July 29, 1995
                                                                                      --------------   -------------
                           ASSETS
                           ------
 CURRENT ASSETS:
 Cash and cash equivalents                                                               $   507,033     $   319,045
 Receivables                                                                                 376,850         296,291
 Inventories                                                                              16,431,485      16,260,487
 Prepaid expenses                                                                            538,757         475,435
 Prepaid income taxes                                                                                         98,363
 Deferred income taxes                                                                        35,635         325,936
                                                                                         ---------------------------
    Total current assets                                                                  17,889,760      17,775,557
PROPERTY FIXTURES AND IMPROVEMENTS, at cost
----------------------------------
 Property, fixtures and equipment                                                         10,225,431      10,988,714
 Leasehold improvements                                                                    2,846,548       2,821,530
                                                                                         ---------------------------
                                                                                          13,071,979      13,810,244
 Less-accumulated depreciation and amortization                                            6,517,976       6,550,443
                                                                                         ---------------------------
                                                                                           6,554,003       7,259,801
OTHER ASSETS
------------
 Deferred costs of leases, net                                                             1,134,429       1,263,509
 Deferred income taxes                                                                       574,432         615,415
 Other                                                                                     1,354,510       1,163,003
                                                                                         ---------------------------
                                                                                           3,063,371       3,041,927
                                                                                         ---------------------------
                                                                                         $27,507,134     $28,077,285
                                                                                         ===========================
                   Liabilities and Stockholders' Equity
                   ------------------------------------
CURRENT LIABILITIES
-------------------
 Long-term debt - current portion                                                        $   374,920     $   312,929
 Accounts payable                                                                          4,882,924       3,839,852
 Accrued liabilities                                                                       1,406,139       1,431,240
                                                                                         ---------------------------
    Total current liabilities                                                              6,663,983       5,584,021
LONG-TERM DEBT, LESS CURRENT PORTION                                                       9,143,410       9,784,325
------------------------------------                                                     ---------------------------
DEFERRED COMPENSATION                                                                        200,000         200,000
---------------------                                                                    ---------------------------
OTHER LIABILITIES                                                                            814,813         763,594
----------------                                                                         ---------------------------
STOCKHOLDERS' EQUITY
-------------------
 Preferred stock; $1.00 par value; authorized 300,000 shares; none issued

 Common Stock; $.25 par value
 Class A- authorized 6,000,000 shares; issued 1,666,569 shares (1995- 1,656,969)             416,642         414,242

 Class B- authorized 6,000,000 shares; issued 1,574,263 shares (1995- 1,576,113)             393,566         394,028

 Additional paid-in capital                                                                1,255,525       1,246,557
 Retained Earnings                                                                        10,423,928      11,495,251
                                                                                         ---------------------------
                                                                                          12,489,661      13,550,078
Less-804,871 shares of commmon stock in treasury, at cost                                  1,804,733       1,804,733
                                                                                         ---------------------------
COMMITMENTS (Note 11)                                                                     10,684,928      11,745,345
-----------                                                                              ---------------------------
                                                                                         $27,507,134     $28,077,285
                                                                                         ===========================

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                            STATEMENT OF OPERATIONS
                            -----------------------

                                                                                                  Fiscal Year Ended
                                                                                  ------------------------------------------------
                                                                                  August 3, 1996    July 29, 1995    July 30, 1994
Sales                                                                                $47,851,248      $49,981,704      $41,752,567
Costs and expenses
    Cost of sales, including warehousing, transportation and buying
expenses                                                                              26,926,533       28,875,367       24,043,495

    Store operating, administrative and general expenses                              20,893,231       21,035,406       18,570,736
                                                                                  ------------------------------------------------
Operating income (loss)                                                                   31,484           70,931         (861,664)

    Interest Expense                                                                   1,317,052        1,054,330          539,797
                                                                                  ------------------------------------------------
Loss before income taxes and cumulative effect of accounting change
                                                                                      (1,285,568)        (983,399)      (1,401,461)
                                                                                  ------------------------------------------------
Benefit for income taxes:
     Federal                                                                                             (381,403)        (520,173)

     State                                                                                                (74,368)        (109,504)
                                                                                  ------------------------------------------------
Net loss before cumulative effect of accounting change                                (1,285,568)        (527,628)        (771,784)

Cumulative effect of accounting change   (Notes 2, 7 and 14)                             310,427                            96,223
                                                                                  ------------------------------------------------
Net loss                                                                             $  (975,141)     $  (527,628)     $  (675,561)
                                                                                  ================================================
Net loss per share before cumulative effect of accounting change
                                                                                          ($0.53)          ($0.21)          ($0.27)
                                                                                  ================================================
Net loss per share                                                                        ($0.40)          ($0.21)          ($0.24)
                                                                                  ================================================
Weighted average number of common shares outstanding                                   2,433,417        2,528,011        2,850,804
                                                                                  ================================================

                See accompanying notes to financial statements

                           THREE D DEPARTMENTS, INC.
                           -------------------------


                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 --------------------------------------------

                                                  Class A      Class B     Additional
                                                  Common       Common        Paid-in    Retained        Treasury
                                                   Stock        Stock        Capital    Earnings          Stock
                                                 -------      -------       ---------   --------        --------
Balance at July 31, 1993                        $413,743    $394,527    $1,246,557   $12,912,472    $(1,255,866)
------------------------

Net loss                                                                                (675,561)

Cash dividends:
    Class A common stock ($.05 per share)                                                (70,426)

    Class B common stock ($.03 per share)                                                (43,277)

Conversions from Class B to Class A
 common stock                                        499       (499)
                                              ----------------------------------------------------------------------
Balance at July 30, 1994                         414,242     394,028     1,246,557    12,123,208     (1,255,866)
------------------------

Net loss                                                                                (527,628)

Cash dividends:
    Class A common stock ($.05 per share)                                                (60,800)

    Class B common stock ($.03 per share)                                                (39,529)

Purchase of common stock for treasury
 (257,586 shares of Class A and 165,007
 shares of Class B)                                                                                    (548,867)
                                              ----------------------------------------------------------------------
Balance at July 29, 1995                         414,242     394,028     1,246,557    11,495,251     (1,804,733)
------------------------
Net loss                                                                                (975,141)

Cash dividends:
    Class A common stock ($.05 per share)                                                (57,888)

    Class B common stock ($.03 per share)                                                (38,294)

Shares purchased under option agreement
 (3,500 Class A shares and 4,250 Class B
 shares)                                             875       1,063         8,968

Conversions from Class B to Class A
 common stock                                      1,525      (1,525)
                                              ----------------------------------------------------------------------
Balance at August 3, 1996                       $416,642    $393,566    $1,255,525   $10,423,928    $(1,804,733)
-------------------------                     ======================================================================

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           ------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                                                    Fiscal Year Ended
                                                                       ----------------------------------------
                                                                        August 3,       July 29,       July 30,
                                                                         1996            1995           1994
                                                                         ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                 $ (975,141)     $  (527,628)    $ (675,561)

Adjustments to reconcile net loss to cash provided from operating activities:

    Depreciation and amortization                                         1,709,186        1,558,698      1,323,232
    Increase in cash value of life insurance                               (321,590)        (354,732)      (298,507)
    Loss on sales and abandonment of fixtures and improvements               54,587           64,970         46,018

Changes in assets and liabilities:

    Accounts receivable                                                     (80,559)         727,148       (755,000)
    Inventories                                                            (170,998)      (2,141,767)    (1,129,414)
    Prepaid expenses                                                        (63,322)        (182,282)       102,332
    Prepaid income taxes                                                     98,363            9,192         21,137
    Deferred taxes                                                          331,284         (458,220)      (327,423)
    Deposits                                                                                  59,045        (48,116)
    Accounts payable and accrued liabilities                              1,017,971         (970,404)     1,199,208
    Accrued income taxes                                                                     158,299        507,547
    Other liabilities                                                        51,219
                                                                         ------------------------------------------
Net cash provided by (used in) operating activities                       1,651,000       (2,057,681)       (34,547)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sales of fixtures                                          10,034           38,784        190,590
    Purchase of fixtures, equipment and improvements                       (802,406)      (2,798,083)    (1,166,810)
    Purchase of software                                                     (6,440)         (66,877)        (2,940)
    Purchase of buildings                                                                 (1,193,834)
    Purchase of leases                                                                      (280,000)
                                                                         ------------------------------------------
Net cash used in investing activities                                      (798,812)      (4,300,010)      (979,160)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from exercise of stock options                                  10,906
    Proceeds from loan against cash value of insurance                                                    2,043,180
    Proceeds from borrowings                                                               7,150,000      5,928,568
    Dividends paid                                                          (96,182)        (104,787)      (113,697)
    Purchase of common stock                                                                (548,867)
    Repayment of debt                                                      (578,924)      (3,130,754)    (5,597,881)
                                                                         ------------------------------------------

Nest cash (used in) provided by financing activities                       (664,200)       3,365,592      2,260,170
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        187,988       (2,992,099)     1,246,463

Cash and cash equivalents:

    Beginning of year                                                       319,045        3,311,144      2,064,681
                                                                         ------------------------------------------
    END OF YEAR                                                          $  507,033      $   319,045    $ 3,311,144
                                                                         ==========================================

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------


                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1 - THE COMPANY:
---------------------
Three D Departments, Inc. (the Company) operates retail bed, bath and decorative housewares specialty stores. At August 3, 1996 the company operated 23 stores in three states. The Company operates under the name Three D Bed and Bath in California and Connecticut and under the name Linens Plus in Arizona.

The Company's fiscal year is based on a 52-53 week calendar ending on the Saturday nearest to July 31. The fiscal year 1996 included 53 weeks, the fiscal years 1995 and 1994 included 52 weeks.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES:
----------------------------------------

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost or market. In fiscal 1996 the Company changed its method of accounting for inventories to include the costs of certain buying, warehousing, and transportation costs. The Company believes this refinement provides a better measurement of operations by more closely matching revenues with expenses. At the beginning of fiscal 1996 the Company restated its inventory to include $527,040 of such costs. This amount, less the tax effect of $216,613, is reported as a change in accounting principle totaling $310,427. At August 3, 1996 capitalized costs were $543,246. The effect of this change on net income for the fiscal year ended August 3, 1996 is immaterial.

Pre-Opening Costs

Costs associated with the opening of new stores are expensed in the period incurred.

Property, Fixtures and Improvements

Depreciation and amortization are computed on the straight line method based upon estimated useful lives as follows: buildings - 20 to 25 years; fixtures, furniture and equipment - 3 to 8 years; and leasehold improvements - 4 to 15 years.

Deferred Costs

Deferred costs of leases are amortized over the number of years remaining under such lease agreements. Such costs are recorded net of amortization in the balance sheet. Amortization charged to the statement of operations amounted to $129,079, $106,296 and $78,006 for fiscal years 1996, 1995 and 1994, respectively.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS No. 109, "Accounting for Income Taxes". The Company computes income taxes based upon the change in its tax assets and liabilities. SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted rates.

Advertising

Advertising cost is expensed in the period incurred.

Statement of Cash Flows

The Company includes as cash and cash equivalents all highly liquid investments with original maturities of three months or less.

Earnings per Share

Net income (loss) per share is computed based upon the weighted average number of shares outstanding, plus common share equivalents when dilutive.

New Pronouncements by Financial Accounting Standards Board

The Company accounts for Employee Stock Option Plans under Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to
Employees"(APB 25). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation"(SFAS 123), which is effective for fiscal years beginning after December 15, 1995. The pronouncement calls for the fair value based method of accounting for employee stock compensation plans. The pronouncement also allows for the retention of the current method of accounting for stock option, if expanded footnote disclosure illustrates both methods of accounting. For Fiscal 1996, the Company has retained its current method of accounting. The Company anticipates accounting for future stock compensation awards in accordance with APB 25 with appropriate footnote disclosure required under SFAS 123.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts and other receivables, accounts payables, and accrued liabilities approximate fair market value because of the short maturity of these instruments. The carrying amount of the Company's debt approximates fair value based upon the prevailing market rates.

Reclassification

Certain reclassifications, which have no effect on equity, have been made to the 1995 financial statements to conform with the 1996 financial statement presentation.

NOTE 3 - OTHER ASSETS:
----------------------

The Company has life insurance policies on key executives in which the Company is the principal beneficiary. Cash surrender value (net of policy loans of $2,739,440 at both August 3, 1996 and July 29, 1995) was $1,142,518 and
$820,928 at August 3, 1996 and July 29, 1995, respectively. Net cash surrender values are included in other assets.


NOTE 4 - ACCRUED LIABILITIES:
----------------------------

 Accrued liabilities consist of the following:

                                                    August 3,1996   July 29, 1995
                                                    -------------   -------------
Accrued expenses                                       $1,002,702      $1,130,694
Accrued salaries and  wages                               403,437         300,546
                                                       --------------------------
                                                       $1,406,139      $1,431,240
                                                       ==========================


NOTE 5 - LONG TERM DEBT:
------------------------

Long-term debt consists of the following:
                                                              August 3, 1996   July 29, 1995
                                                              --------------   -------------
Note payable - revolving credit loan, payable monthly
through July 28, 1999, interest at prime rate plus 2%
(10.25% at August 3, 1996).                                       $8,300,000     $ 8,550,000

Note payable - secured promissory note, payable
monthly through July 28, 1999, principal and interest
at prime rate plus 2% (10.25% at  August 3, 1996).                   720,000         960,000

Note payable to officer - monthly interest payments of
$4,167 through July, 1996, monthly payments of
principal and interest of $14,158 through December at
10 % interest.                                                       479,933         500,000

Capitalized lease obligation, due in monthly
installments of $6,239 including interest at 10.25%
through October, 1996. Secured by computer
equipment.                                                            18,397          87,254
                                                                  --------------------------

Less current portion                                                 374,920         312,929
                                                                  --------------------------
                                                                  $9,143,410     $ 9,784,325
                                                                  ==========================

The weighted average interest rate associated with all borrowings outstanding at August 3, 1996 and July 29, 1995 was 10.5% and 10.7%, respectively.

The revolving credit loan matures on July 28, 1999, and provides for borrowings of 60% of eligible inventory not to exceed a maximum of $9,000,000, of which $8,300,000 was outstanding at August 3, 1996. Payments of principal are required only if inventory falls below 167 percent of the amount then outstanding. A commitment fee of 0.5% per annum on the average unused amount is required.

The secured promissory note is for $1,000,000 with an outstanding balance of $720,000 at August 3, 1996.

Both the revolving credit line and the secured promissory note are secured by inventory, fixtures and accounts receivable of the Company. The agreement requires the Company to maintain certain financial covenants, some of which limit capital expenditures and dividend payments and restrict disposal of assets without prior approval. At August 3, 1996 the Company was in compliance with all covenants.

The capitalized lease obligations above reflect the present value of future rental payments, discounted at the interest rate implicit in the lease. Capital leases included in property, fixtures and improvements consist of computer equipment with a net book value of $58,248 and $116,495 at August 3, 1996 and July 29, 1995, respectively. Future minimum lease payments at August 3, 1996 are $18,397 all of which are due in fiscal 1997.

NOTE 6 - OTHER LIABILITIES:
---------------------------

In September 1994, the Company entered into an agreement to purchase a favorable lease for approximately $750,000. The agreement calls for annual payments of $150,000 for five years. The outstanding balance at August 3, 1996 is $450,000 of which $150,000 is current and included in current liabilities.

NOTE 7 - INCOME TAXES:
----------------------

Effective August 1, 1993 , the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for income taxes is the payable or refundable amount for the period plus or minus the change during the period in the deferred tax assets or liabilities.

The cumulative effect of adopting Statement 109, as of August 1, 1993 was to increase net income by $96,223. As permitted under the Statement, prior years' financial statements have not been restated.

The provision (benefit) for income taxes for each of the three fiscal years in the period ended August 3, 1996 comprised the following:

                                  1996           1995           1994
                                  -----          ----           ----
Current tax expense

  Federal                          $0         $       0    $(364,395)
   State                            0            13,050       13,050
                                   ---------------------------------
                                    0            13,050     (351,345)
Deferred tax expense
  Federal                           0          (381,403)    (155,778)
  State                             0           (87,418)    (122,554)
                                   ---------------------------------
                                    0          (468,821)    (278,332)
                                   ---------------------------------
Benefit for income taxes           $0         $(455,771)   $(629,677)
                                   =================================

The differences between the Company's effective income tax rate and the statutory U.S. federal income tax rate for each of the three fiscal years in the period ended August 3, 1996 are as follows:

                                            1996           1995           1994
                                            ----           ----           ----
Statutory  U.S. federal income tax  rate    (34.0)%       (34.0)%       (34.0)%
State taxes, net of federal benefit          (6.5)%        (7.1)%        (5.2)%
Life insurance premiums                      (1.3)%        (3.5)%        (1.0)%
Valuation allowance                          37.3%
Other                                         4.5%         (1.7)%        (4.7)%
                                            ---------------------------------
                                              0.0%        (46.3)%       (44.9)%
                                            =================================

Deferred tax assets and liabilities as of August 3, 1996 and July 29, 1995 relate to the following:


Deferred tax assets                                August 3, 1996  July 29, 1995
                                                   --------------  -------------

Inventories                                          $   11,591       $  249,227
Contribution carry forwards                              12,292           10,205
Accrued vacation                                         24,044           66,504
Accrued compensation                                     81,057           88,000
Loss carry forwards                                   1,210,052          737,169
Leasehold improvements                                  235,115          236,155
                                                     ---------------------------
Total deferred tax assets                             1,574,151        1,387,260
Valuation allowance for deferred tax assets            (478,929)
                                                     ---------------------------
Net deferred tax assets                               1,095,222        1,387,260

Deferred tax liabilities:
  Fixtures and equipment                                485,155          445,909
                                                     ---------------------------
Total net deferred tax assets                        $  610,067       $  941,351
                                                     ===========================

At August 3, 1996 the Company had federal net operating loss carry forwards of $2,685,413 expiring from 2009 through 2011 and state net operating loss carry forwards of approximately $2,700,000 expiring from 1997 through 2001. The Company's plans for future operations suggest that earnings will be sufficient in future years to utilize all of its operating loss carry forwards and other associated deferred tax assets. However, because the plans of the Company are prospective in nature and in deference to the recent history of operating losses the Company has decided to establish a reserve against its deferred tax assets in the amount of $478,929. Although realization is not assured, management believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, could be reduced in the near term if estimates of future taxable income are reduced.

NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

The Company is authorized to issue 300,000 shares of preferred stock of $1.00 par value, with dividend and liquidation preferences over the common stock. No shares of preferred stock have been issued.

In addition, the Company is authorized to issue 6,000,000 shares of Class A common stock, $.25 par value per share, and 6,000,000 shares of Class B common stock, $.25 par value per share. Class A shares differ in that quarterly cash dividends, if declared, must be for a higher amount than Class B shares and Class A shares have only one-tenth vote per share as compared to one vote per share for Class B stock. The Class B shares are convertible into Class A shares at any time at no cost to the stockholder.

On February 4, 1986, the Board of directors authorized an expenditure, not to exceed $600,000, for the purchase of Class A and/or Class B shares on the open market. On October 20, 1987, the Board of Directors amended the aforementioned February 4, 1986 authorization, increasing the amount of Class A and Class B common shares which can be repurchased from $600,000 to $1,350,000. On January 19, 1988 the Board of Directors increased the authorized expenditure by an additional $1,000,000 for the purchase of shares at market price.

During fiscal 1993 the Company acquired 8,000 shares of its Class A and 10,000 shares of its Class B shares at the open market price of $1.60 for Class A and $1.725 for Class B. In addition, 2,000 shares of the Company's Class B shares were acquired at the open market price of $1.735. The shares, along with shares acquired in the previous fiscal years, will be held as treasury shares and will be used for various corporate purposes, including issuance under the Company's stock option plan.

During fiscal 1995, the Company expended $545,877 in the purchase of 256,794 Class A shares and 165,007 Class B shares from a major shareholder at a negotiated price. In addition, the Company expended $990 for the purchase of 792 Class A shares from an unrelated shareholder at the prevailing market price.

NOTE 9 -EMPLOYEE BENEFITS:
-------------------------=

Effective June 1, 1996 the Company adopted the Three D Departments, Inc. Employee Savings and Profit Sharing Plan (the Plan) under section 401(k) of the Internal Revenue Code. All employees who have completed 90 days of service, have attained the age of 21 years and worked at least 1,000 hours are eligible to participate in the Plan. The Plan is funded by voluntary employee salary deferrals of up to 15% of annual compensation and employer matching contributions equal to five percent of the Company's net income. There was no Company contribution for the fiscal year ended August 3, 1996.

The Company has a deferred compensation agreement with an officer providing for payments of $20,000 annually for ten years after retirement. In the event of death, the unpaid balance is payable in two equal installments. The liability under the agreement has been accrued.

The Company has a non-qualified and two qualified stock option plans (the "1983 Plan" and the "1993 Plan") that provide for the granting of options to purchase the Company's common stock to selected key employees, officers and directors.

Under the 1988 non-qualified Stock Option Plan, a maximum of 100,000 shares of Class A common stock are authorized for grants at not less than 100% of fair market value on date of grant and expire ten years after the date of grant. Options are exercisable in cumulative amounts at 25% per year, one year from the date of grant. At August 3, 1996 100,000 shares were available for future grants.

Under the 1983 Plan, shares were authorized for grants at not less than 100% of fair market value on date of grant. Options were exercisable in cumulative amounts at 25% per year commencing in the first year and expire ten years after date of grant. In June 1992, the 1983 Plan expired and no additional shares will be granted under the 1983 Plan.

The 1993 Plan, as amended authorizes options for a maximum of 300,000 shares of Class A common stock and 300,000 shares of Class B common stock to be granted at not less than 100% of fair market value on the date of grant. Options are exercisable in cumulative amounts at 25% per year one year from the date of grant, and expire ten years after date of grant. Under the 1993 Plan the number of options granted to any single employee in a twelve month period is limited to 100,000 shares. As of August 3, 1996 remaining options open for grant to employees, officers and directors were 180,500 Class A shares and 161,039 Class B shares.


Information with respect to the Company's stock option plans is summarized below for each of the three fiscal years in the period ended August 3, 1996:

                                        1996        1995        1994
                                      ---------   ---------   ---------
Outstanding at beginning of year       375,389     268,889     129,198

    Granted                             25,000     150,000     145,691
    Exercised                           (7,750)
    Canceled                           (57,750)    (43,500)     (6,000)
                                      --------------------------------
Outstanding at end of year             334,889     375,389     268,889
                                      ================================
Exercisable at end of year             161,419     122,121     129,198
                                      ================================
Price range per share of options      $  1.125    $  1.125    $  2.880
 outstanding at end of year              to          to          to
                                      $  5.250    $  5.250    $  5.250




NOTE 10 - RELATED PARTIES:
--------------------------

In December 1994, the Company entered into a note agreement to borrow $500,000 from an officer, director and shareholder of the Company. The agreement provides for interest payable monthly at 10% for the first eighteen months and interest and principal thereafter with the final payment due in December, 1999. The outstanding balance at August 3, 1996 is $479,933 and is included in long-term debt.

In May 1992, an officer, director and stockholder of the Company entered into a note agreement with the Company to borrow $37,107. The agreement provides for interest to accrue at 8.5% annually for four years with principal and interest due in May 1995. In May 1995, the Company agreed to extend the note maturity until December 1996. In May 1995, the Company also increased the interest on the note to 10.75% per annum. The outstanding balance at

August 3, 1996 is $57,974 and is included in accounts receivable.

In May 1990, the Company entered into a lease agreement for space in a shopping center in which several officers and directors of the Company have 41% ownership. During fiscal 1996, 1995, and 1994, the Company paid approximately $153,000, $119,000, and $127,000 respectively, in rent for such space. Management believes the terms of the lease are competitive with those available for similar properties.

A stockholder, officer and director of the Company is the principal stockholder of an insurance agency used by the Company. During fiscal 1996, 1995 and 1994, the Company paid insurance premiums on insurance policies issued through this agency of $383,874, $451,000 and $437,800, respectively. Management believes that such premiums are competitive with those charged by unrelated insurance brokers.


NOTE 11 - COMMITMENTS
---------------------

Lease agreements relating to the occupancy of retail stores, warehouses, office facilities and to the rental of equipment are in effect and expire at varying dates through 2012. The agreements provide for minimum annual rentals and/or payments based on percentages of sales. A number of agreements are renewable at the Company's option and/or are cancelable by either party if a specified level of annual sales is not attained.

Aggregate annual minimum rental commitments at August 3, 1996, excluding real estate taxes and certain other expenses, under the aforementioned leases are as follows:

                   Fiscal Year      Rental (000's)
                   -----------      -------------
                      1997             $ 4,292
                      1998               4,236
                      1999               3,956
                      2000               3,682
                      2001               3,124
                   thereafter           12,141
                                       -------
                                       $31,431
                                       =======

Total rents charged against income, including payments for real estate taxes and certain other expenses, amounted to $5,917,020 in fiscal 1996, $5,583,191 in fiscal 1995 and $5,235,175 in fiscal 1994.

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------------

For the three fiscal years in the period ended August 3, 1996, supplemental cash flow information is as follows:

                                                     1996          1995        1994
                                                   -----------   ----------   --------
          Interest paid                           $1,317,053    $1,045,875   $372,283
          Income taxes paid (refunded)               (86,084)        3,858     17,356
          Non-cash investing transaction for
          purchase of lease                                        600,000


NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
--------------------------------------------------------

                                    First         Second         Third          Fourth          Full
                                   Quarter        Quarter       Quarter        Quarter          Year
Revenues
1996                             $12,117,969    $13,922,571   $10,419,704    $11,391,004    $47,851,248
1995                              11,704,513     14,794,036    11,522,075     11,961,080     49,981,704

Income (loss) before taxes
1996                                (620,465)       319,232      (237,488)      (746,847)    (1,285,568)
1995                                (206,290)       608,252      (153,908)    (1,231,453)      (983,399)

Net income (loss)
1996                                 (47,156)       169,516      (148,289)      (949,212)      (975,141)
1995                                (134,068)       345,765      (104,144)      (635,181)      (527,628)

Net income (loss) per share
1996                             $     (0.02)   $      0.07   $     (0.06)   $     (0.39)   $     (0.40)
1995                                   (0.05)          0.14         (0.04)         (0.26)         (0.21)

The 1996 first quarter net loss of $47,156 is net of $310,427 credit for the cumulative effect of change in accounting principle relating to the capitalization in inventory of certain buying, warehousing, and transportation costs. The 1996 fourth quarter net loss of $949,212 includes the valuation allowance for deferred taxes of $478,929.

NOTE 14 - PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED):
--------------------------------------------------------

In fiscal 1996 the Company changed its method of accounting for inventories to include the costs of certain buying, warehousing, and transportation costs. The Company believes this refinement provides a better measurement of operations by more closely matching revenues with expenses. At the beginning of fiscal 1996 the Company restated its inventory to include $527,040 of such costs. This amount, less the tax effect of $216,613, is reported as a change in accounting principle totaling $310,427. At August 3, 1996 capitalized costs were $543,246. The information below presents, on a pro forma basis, the results of operations assuming the capitalization of certain warehousing, buying and transportation costs applied on a retroactive basis for each of the three fiscal years in the period ended August 3, 1996.

                                                                   1996          1995         1994
                                                               ------------   ----------   ---------
Net (loss) before cumulative effect of accounting change       $(1,285,568)   $(525,542)   $(699,108)

Cumulative effect of accounting change for income taxes                                       96,223
                                                               -------------------------------------
Net loss                                                       $(1,285,568)   $(525,542)   $(602,885)
                                                               =====================================
Net loss per share before cumulative effect of accounting
change                                                         $     (0.53)   $   (0.21)   $   (0.25)
                                                               =====================================
Net loss per share                                             $     (0.40)   $   (0.21)   $   (0.21)
                                                               =====================================