Form 10-Q
period 1996-11-02
THREE D DEPARTMENTS INC
filed 1996-12-18
CIK 34169

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934.  For the period ended November 2, 1996

                                       OR

 ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Commission File Number: 1-5967

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

As of November 30, 1996, there were 1,168,094 shares of Class A common stock and 1,267,867 shares of Class B common stock, par value $.25, outstanding.

================================================================================

                           THREE D DEPARTMENTS, INC.



                                     INDEX


                         PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Balance Sheet at November 2, 1996 and August 3, 1996.......  3

              Statement of Operations for the thirteen week periods
              ended November 2, 1996 and October 28, 1995................. 4

              Statement of Cash Flows for the thirteen week periods ended
              November 2, 1996 and October 28, 1995......................  5

              Notes to Financial Statements..............................  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................  7


                           PART II.  OTHER INFORMATION

     Item 5.  Exhibits and Reports on Form 8-............................  9

              Signatures.................................................  9

PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                                 BALANCE SHEET
                                 -------------

                 ASSETS                                                 NOVEMBER 2,        AUGUST 3,
                 ------                                                 -----------       ----------
                                                                            1996             1996
                                                                            ----             ----
                                                                        (UNAUDITED)
                                                                        -----------
CURRENT ASSETS:
---------------
    Cash and cash equivalents                                           $   179,436      $   507,033
    Receivables                                                             370,204          376,850
    Inventories                                                          16,509,761       16,431,485
    Prepaid expenses                                                        598,405          538,757
    Deferred income taxes                                                    35,635           35,635
                                                                        ----------------------------
          Total current assets                                           17,693,441       17,889,760

PROPERTY FIXTURES AND IMPROVEMENTS, at cost
----------------------------------
    Property, fixtures and equipment                                     10,186,558       10,225,431
    Leasehold improvements                                                2,892,400        2,846,548
                                                                        ----------------------------
                                                                         13,078,958       13,071,979
       Less-accumulated depreciation and amortization                     6,748,607        6,517,976
                                                                        ----------------------------
                                                                          6,330,351        6,554,003

OTHER ASSETS
------------
    Deferred costs of leases, net                                         1,102,159        1,134,429
    Deferred income taxes                                                   574,432          574,432
    Other                                                                 1,414,173        1,354,510
                                                                        ----------------------------
                                                                          3,090,764        3,063,371
                                                                        ----------------------------
                                                                        $27,114,556      $27,507,134
                                                                        ============================

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES
-------------------
    Long-term debt - current portion                                    $   328,659      $   374,920
    Accounts payable                                                      5,265,294        4,882,924
    Accrued liabilities                                                   1,310,793        1,406,139
                                                                        ----------------------------
          Total current liabilities                                       6,904,746        6,663,983
LONG-TERM DEBT, LESS CURRENT PORTION                                      9,015,545        9,143,410
                                                                        ----------------------------
DEFERRED COMPENSATION                                                       200,000          200,000
                                                                        ----------------------------
OTHER LIABILITIES                                                           863,421          814,813
                                                                        ----------------------------
STOCKHOLDERS' EQUITY

    Preferred stock; $1.00 par value; authorized
    300,000 shares; none issued

    Common Stock; $.25 par value Class A-
    authorized 6,000,000 shares; issued 1,673,569 shares
    (August 3, 1996-1,666,569)                                              418,392          416,642

    Class B- authorized 6,000,000 shares;
    issued 1,567,263 shares (August 3, 1996-1,574,263)                      391,816          393,566

    Additional paid-in capital                                            1,255,525        1,255,525

    Retained Earnings                                                     9,869,844       10,423,928
                                                                        ----------------------------
                                                                         11,935,577       12,489,661

    Less- 804,871 shares of common stock in treasury, at cost             1,804,733        1,804,733
                                                                        ----------------------------
                                                                         10,130,844       10,684,928
                                                                        ----------------------------
                                                                        $27,114,556      $27,507,134
                                                                        ============================



                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                            STATEMENT OF OPERATIONS
                            -----------------------
                                  (UNAUDITED)
                                  -----------

                                                                           THIRTEEN WEEK PERIODS ENDED
                                                                      November 2, 1996    October 28, 1995
                                                                      ----------------    ----------------
Sales                                                                  $  10,987,481       $  12,117,969

Costs and expenses

  Cost of sales, including warehousing,
  transportation and buying expenses                                       6,231,549           7,168,909

  Store operating, administrative and general expenses                     4,961,879           5,218,873
                                                                      ------------------------------------
Operating income (loss)                                                     (205,947)           (269,813)
  Interest Expense                                                           324,026             350,652
                                                                      ------------------------------------
Loss before income taxes and cumulative effect of accounting change         (529,973)           (620,465)
                                                                      ------------------------------------
Benefit for income taxes:
  Federal                                                                                       (227,883)
  State                                                                                          (34,999)
                                                                      ------------------------------------
Net loss before cumulative effect of accounting change                      (529,973)           (357,583)

Cumulative effect of accounting change                                                           310,427
                                                                      ------------------------------------
Net loss                                                               $    (529,973)      $     (47,156)
                                                                      ====================================
Net loss per share before cumulative effect of accounting change       $       (0.22)      $       (0.15)
                                                                      ====================================
Net loss per share                                                     $       (0.22)      $       (0.02)
                                                                      ====================================
Weighted average number of common shares outstanding                       2,435,961           2,428,211
                                                                      ====================================






                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
                                  (Unaudited)

                                                                                      Thirteen Week Periods Ended
                                                                                  November 2, 1996    October 28, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $(529,973)         $  (47,156)

Adjustments to reconcile net loss to cash provided from operating activities:
  Depreciation and amortization                                                         411,765             420,204
  Increase in cash value of life insurance                                              (85,359)           (246,508)
  Gain (loss) on sales of fixtures and improvements                                     101,168              (2,093)
Changes in assets and liabilities:
  Accounts receivable                                                                     6,647             (18,088)
  Inventories                                                                           (78,276)            122,683
  Prepaid expenses                                                                       (5,441)            (78,483)
  Prepaid income taxes                                                                  (54,208)               (850)
  Deferred taxes                                                                              0            (575,959)
  Accounts payable and accrued liabilities                                              287,024           1,215,317
  Other liabilities                                                                      48,608
                                                                                  ------------------------------------
Net cash provided by (used in) operating activities                                     101,955             789,067

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of fixtures                                                                             2,148
  Purchase of fixtures, equipment and improvements                                     (228,374)           (336,119)
  Purchase of software                                                                   (2,942)             (6,440)
                                                                                  ------------------------------------
Net cash used in investing activities                                                  (231,316)           (340,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                        (24,111)            (23,973)
  Repayment of debt                                                                    (174,125)            (76,476)
                                                                                  ------------------------------------
Net cash (used in) provided by financing activities                                    (198,236)           (100,449)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (327,597)            348,207
Cash and cash equivalents:
  Beginning of period                                                                   507,033             319,045
                                                                                  ------------------------------------
  END OF PERIOD                                                                       $ 179,436          $  667,252
                                                                                  ====================================




                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.

                         Notes to Financial Statements


1. The financial statements for the thirteen week periods ended November 2, 1996 and October 28, 1995, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 1996. The results of operations for the thirteen week period ended November 2, 1996, are not necessarily indicative of the results for the entire fiscal year ending August 2, 1997.

2. The accounting policies followed by the Company for the unaudited interim periods contained herein, are substantially the same as outlined in the Company's Annual Report to Shareholders for the fiscal year ended August 3, 1996, which should be read in conjunction with this quarterly report.

3. In fiscal 1996 the Company changed its method of accounting for inventories to include the costs of certain buying, warehousing, and transportation costs. The Company believes this refinement provides a better measurement of operations by more closely matching revenues with expenses. At the beginning of fiscal 1996 the Company restated its inventory to include $527,040 of such costs. This amount, less the tax effect of $216,613, is reported as a change in accounting principle

                           THREE D DEPARTMENTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIRTEEN WEEK PERIODS ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995
-----------------------------------------------------------------

SALES.   Sales were $10,987,481 for the thirteen week period ended November 2,
1996 compared to sales of $12,117,969 for the thirteen week period ended October 28, 1995, a decrease of $1,130,488 or 9.3%. The Company closed five stores in prior periods which have resulted in a net decrease in sales of $789,458 for the thirteen week period ended November 2, 1996. Additionally, the decrease was due to a decrease in comparative sales for stores open in both periods of $341,030 or 3.0%. The company attributes this decrease to increased competition in mature markets.

COST OF SALES.   Cost of sales for the thirteen weeks ended November 2, 1996, was 56.7% of sales compared to 59.2% for the thirteen week period ended October 28, 1995. The Company incurred substantially higher markdowns in the year earlier period which was related to merchandise clearance sales in the month of October.

STORE OPERATING, ADMINISTRATIVE AND GENERAL EXPENSES.   Store operating,
administrative and general expenses for the thirteen week period ended November 2, 1996, reduced to $4,961,879 compared to $5,218,873 in the same period of the prior year. The reduction in operating expenses is related to five fewer stores in the current period, compared to the same period of the prior year.

INTEREST EXPENSE.   Interest expense for the thirteen week periods ended
November 2, 1996 and October 28, 1995 was $324,026 and $350,652 respectively.

INCOME TAX EXPENSE. No income tax benefit was recognized for the quarter ended November 2, 1996 versus a tax benefit of $262,882 which was recorded for the quarter ended October 28, 1995. At fiscal year end August 3, 1996 the Company established a valuation allowance against deferred tax assets which related primarily to operating loss carry forwards generated in fiscal 1994 through 1996. Accordingly the Company continues to record a tax valuation allowance against the tax benefit that may be realized from the operating loss generated in the quarter ended November 2, 1996.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In fiscal 1996 the Company changed its method of accounting for inventories to include the costs of certain buying, warehousing, and transportation costs. At the beginning of fiscal 1996 the Company restated its inventory to include $527,040 of such costs. The amount, less the tax effect of $216,613 is reported as a change in accounting principle totaling $310,427.

QUARTERLY RESULTS. Loss before income taxes and cumulative effect of accounting change was reduced to $529,973 versus $620,465 for the same period in the prior year. Reduced markdowns and reduced expenses were the primary contributing factors. Net loss for the thirteen week period ended November 2, 1996, was $529,973 compared to a net loss of $47,156 in the same period of the prior year. The increase in net loss is attributable to no tax benefit recorded in the current period and the effect of the change in accounting for inventories from the prior year. The specialty domestics segment of the retail industry has seen increased competition with corresponding pressure on sales and margins.

LIQUIDITY AND CAPITAL RESOURCES.   At November 2, 1996, working capital was
-------------------------------
$10,788,695 compared to $11,225,777 at the beginning of the fiscal year. Cash generated by operations was $101,955, which was offset by debt reduction of $174,125 and expenditures on capital improvements of $231,316. Management believes that cash from operations, coupled with its credit resources and line of credit will be sufficient to meet the Company's operational and capital needs for the remainder of the fiscal year ending August 2, 1997.

FORWARD LOOKING STATEMENTS
--------------------------

The preceding "Business" and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the ability of the Company to obtain positive cash flow from its current portfolio of stores; the ability of the Company to maintain its credit facilities; and sufficiency of the Company's working capital, bank loan agreement and cash flow from operating activities for the Company's future operating and capital requirements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitations, the following: decline in demand for merchandise offered by the Company; the ability of the Company to gauge the fashion tastes of its customers and provide merchandise to satisfy customer demand; the ability of the Company to hire and train employees; the possible unavailability of merchandise from the Company's vendors and private label suppliers; the effect of economic conditions in the Company's markets, the effect of severe weather or natural disaster; and the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in these statements.

                           THREE D DEPARTMENTS, INC.

PART II. - OTHER INFORMATION



Item 5.   Exhibits and Reports of Form 8-K

The Company was not required to file a report on Form 8-K for any event during the thirteen week period ended November 2, 1996.

                           THREE D DEPARTMENTS, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 13, 1996

                                                 THREE D DEPARTMENTS, INC.
                                                 -------------------------
                                                        (Registrant)


                                                 /s/ STEVEN KERKSTRA
                                                 -------------------------
                                                 Steven Kerkstra
                                                 Vice President and
                                                 Chief Financial Officer


                                                 /s/ RONALD C. DOW
                                                 --------------------------
                                                 Ronald C. Dow
                                                 Controller and Treasurer