Form 10-Q
period 1997-02-01
THREE D DEPARTMENTS INC
filed 1997-03-18
CIK 34169

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
        Exchange Act of 1934.
        For the period ended February 1, 1997

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

As of February 1, 1997, there were 1,171,494 shares of Class A common stock and 1,264,455 shares of Class B common stock, par value $.25, outstanding.

================================================================================

                           THREE D DEPARTMENTS, INC.



                                     INDEX


                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Balance Sheet at February 1, 1997 and August 3,1996.................................3

          Statement of Operations for the thirteen and twenty-six week periods ended February 1, 1997 and January 27, 1996........................................4

          Statement of Cash Flows for the twenty-six week periods ended
          February 1, 1997 and January 27, 1996...............................................5

          Notes to Financial Statements.......................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................................7
                           PART II. OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of SecurityHolders..................................10

Item 5.   Exhibits and Reports on Form 8-K....................................................10

          Signatures..........................................................................11

PART I. - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                                 BALANCE SHEET
                                 -------------

                                            ASSETS                                                February 1,     August 3,
                                           --------                                               -----------     ---------
                                                                                                      1997          1996
                                                                                                      ----          ----
                                                                                                   (Unaudited)
                                                                                                  ------------
CURRENT ASSETS:
---------------
    Cash and cash equivalents                                                                      $    55,542    $   507,033
    Receivables                                                                                        343,828        376,850
    Inventories                                                                                     15,103,179     16,431,485
    Prepaid expenses                                                                                   319,924        538,757
    Deferred income taxes                                                                               35,635         35,635
                                                                                                  ---------------------------
          Total current assets                                                                      15,858,108     17,889,760

PROPERTY FIXTURES AND IMPROVEMENTS, at cost
-----------------------------------
    Property, fixtures and equipment                                                                10,286,058     10,225,431
    Leasehold improvements                                                                           2,916,646      2,846,548
                                                                                                  ---------------------------
                                                                                                    13,202,704     13,071,979
        Less-accumulated depreciation and amortization                                               7,017,205      6,517,976
                                                                                                  ---------------------------
                                                                                                     6,185,499      6,554,003
OTHER ASSETS
------------
    Deferred costs of leases, net                                                                    1,319,890      1,134,429
    Deferred income taxes                                                                              597,817        574,432
    Other                                                                                            1,474,481      1,354,510
                                                                                                  ---------------------------
                                                                                                     3,392,188      3,063,371
                                                                                                  ---------------------------
                                                                                                   $25,435,795    $27,507,134
                                                                                                  ===========================
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
-------------------
    Long-term debt - current portion                                                               $   319,520    $   374,920
    Accounts payable                                                                                 3,965,378      4,882,924
    Accrued liabilities                                                                              1,341,275      1,406,139
                                                                                                  ---------------------------
              Total current liabilities                                                              5,626,173      6,663,983
LONG-TERM DEBT, LESS CURRENT PORTION                                                                 8,355,105      9,143,410
------------------------------------                                                              ---------------------------
DEFERRED COMPENSATION                                                                                  200,000        200,000
---------------------                                                                             ---------------------------
OTHER LIABILITIES                                                                                      910,620        814,813
-----------------                                                                                 ---------------------------
STOCKHOLDERS' EQUITY
--------------------
    Preferred stock; $1.00 par value; authorized 300,000 shares; none issued

    Common Stock; $.25 par value
    Class A- authorized 6,000,000 shares; issued 1,676,969 shares (August 3, 1996-
    1,666,569)                                                                                         419,242        416,642

    Class B- authorized 6,000,000 shares; issued 1,563,863 shares (August 3, 1996-
    1,574,263)                                                                                         390,966        393,566
    Additional paid-in capital                                                                       1,255,525      1,255,525
    Retained Earnings                                                                               10,082,908     10,423,928
                                                                                                  ---------------------------
                                                                                                    12,148,641     12,489,661
    Less- 804,483 (August 3, 1996 - 804,871) shares of common stock in treasury, at cost             1,804,744      1,804,733
                                                                                                  ---------------------------
                                                                                                    10,343,897     10,684,928
                                                                                                  ---------------------------
                                                                                                   $25,435,795    $27,507,134
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

                                                     THREE D DEPARTMENTS, INC.
                                                     -------------------------

                                                      STATEMENT OF OPERATIONS
                                                      -----------------------
                                                            (Unaudited)
                                                            -----------

                                                  Thirteen Week Periods Ended            Twenty-six Week Periods Ended
                                                  February 1,       January 27,          February 1,       January 27,
                                                  ----------        -----------          -----------       -----------
                                                     1997              1996                 1997               1996
                                                  ----------        -----------          -----------       -----------
Sales                                             $13,213,052       $13,922,571          $24,200,533       $26,040,540

Cost of sales, including warehousing,
 transportation and buying expenses                 7,581,481         8,186,301           13,813,030        15,131,725

Store operating, administrative and general         5,077,816         5,097,004           10,039,695        10,539,362
 expenses                                         --------------------------------------------------------------------

Operating income                                      553,755           639,266              347,808           369,453

Interest Expense                                      316,563           320,034              640,589           670,686
                                                  ---------------------------------------------------------------------
Income (loss) before income taxes and
 cumulative effect of accounting change               237,192           319,232             (292,781)         (301,233)
                                                  ---------------------------------------------------------------------
Income tax  expense (benefit)
  Federal                                                               131,000                                (96,883)
  State                                                                  18,716                                (16,283)
 expenses                                         ---------------------------------------------------------------------

Net income (loss) before cumulative effect
 of accounting change                                 237,192           169,516             (292,781)         (188,067)
                                                  ---------------------------------------------------------------------
Cumulative effect of accounting change                                                                         310,427
                                                  ---------------------------------------------------------------------
Net income (loss)                                 $   237,192       $   169,516            ($292,781)      $   122,360
                                                  =====================================================================
Net income (loss) per share before
 cumulative effect of accounting change           $      0.10       $      0.07               ($0.12)           ($0.08)
                                                  =====================================================================
Net income (loss) per share                       $      0.10       $      0.07               ($0.12)      $      0.05
                                                  =====================================================================
Weighted average number of common
 shares outstanding                                 2,435,961         2,433,336            2,435,961         2,430,774
                                                  =====================================================================
Cash dividends per share:
   Class A Common                                 $    0.0125       $    0.0125          $    0.0250       $    0.0250
                                                  =====================================================================
   Class B Common                                 $    0.0075       $    0.0075          $    0.0150       $    0.0150
                                                  =====================================================================



                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
                                  (Unaudited)



                                                                       Twenty-six Week Periods Ended
                                                                        February 1,    January 27,
                                                                          1997           1996
Cash flows from operating activities:
Net (loss) income                                                      $ (292,781)    $  122,360
Adjustments to reconcile net loss to cash provided from operating activities:
  Depreciation and amortization                                            577,813        852,834
  Increase in cash value of life insurance                                (170,718)      (157,001)
  Gain  on sales of fixtures and improvements                              111,636         27,552
Changes in assets and liabilities:
  Accounts receivable                                                       33,022        (27,066)
  Inventories                                                            1,328,306        343,795
  Prepaid expenses                                                         285,823       (143,428)
  Prepaid income taxes                                                     (66,990)       (14,627)
    Deferred taxes                                                         (23,385)      (423,593)
    Other assets                                                                           21,589
    Accounts payable and accrued liabilities                              (982,410)     1,040,027
    Other liabilities                                                       95,807         75,000
                                                                      ---------------------------
Net cash provided by  operating activities                                 896,123      1,717,442
Cash flows from investing activities:
    Proceeds from sales of fixtures
    Purchase of fixtures, equipment and improvements                      (448,738)      (617,629)
    Purchase of software                                                    (6,921)        (6,440)
                                                                       ---------------------------
Net cash used in investing activities                                     (455,659)      (624,069)
Cash flows from financing activities:
    Dividends paid                                                         (48,239)       (48,018)
    Repayment of debt                                                     (843,705)      (147,243)
    Proceeds from exercise of stock options                                                10,906
    Purchase of treasury stock                                                 (11)
                                                                      ---------------------------
Net cash (used in) financing activities                                   (891,955)      (184,355)

Net (decrease) increase  in cash and cash equivalents                     (451,491)       909,018
Cash and cash equivalents:
    Beginning of period                                                    507,033        319,045
                                                                      ---------------------------
    End of period                                                       $   55,542     $1,228,063
                                                                      ===========================




                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.

                         Notes to Financial Statements

1. The financial statements for the thirteen and twenty-six week periods ended February 1, 1997 and January 27, 1996, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 1996. The results of operations for the thirteen and twenty-six week periods ended February 1, 1997, are not necessarily indicative of the results for the entire fiscal year ending August 2, 1997.

2. The accounting policies followed by the Company for the unaudited interim periods contained herein, are substantially the same as outlined in the Company's Annual Report to Shareholders for the fiscal year ended August 3, 1996, which should be read in conjunction with this quarterly report.

3. In fiscal 1996 the Company changed its method of accounting for inventories to include the costs of certain buying, warehousing, and transportation costs. The Company believes this refinement provides a better measurement of operations by more closely matching revenues with expenses. At the beginning of fiscal 1996 the Company restated its inventory to include $527,040 of such costs. This amount, less the tax effect of $216,613, is reported as a change in accounting principle.

                           THREE D DEPARTMENTS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Thirteen week periods ended February 1, 1997 and January 27, 1996
-----------------------------------------------------------------

SALES.   Sales were $13,213,052 for the thirteen week period ended February 1,
1997 compared to $13,922,571 for the thirteen week period ended January 27, 1996, a decrease 5.1%. Sales for stores open in both periods were $13,213,052 for the thirteen week period ended February 1, 1997 and $13,233,596 for the thirteen week period ended January 27, 1996. The Company closed five stores in prior periods which have resulted in a net decrease in sales of $688,953 for the thirteen week period ended February 1, 1997.

COST OF SALES.   Cost of sales for the thirteen week period ended February 1,
1997, was 57.4% of sales compared to 58.8% for the thirteen week period ended January 27, 1996. The Company incurred higher markdowns in the year earlier period which were related to a customer loyalty program.

STORE OPERATING, ADMINISTRATIVE AND GENERAL EXPENSES.   Store operating,
administrative and general expenses for the thirteen week period ended February 1, 1997 were $5,077,816 compared to $5,097,004 in the same period of the prior year. The decrease in operating expenses was related to five fewer stores in the current period, compared to the same period of the prior year. However, this decrease was offset in part by an increase in advertising expenditures in the current period.

INTEREST EXPENSE.   Interest expense for the thirteen week periods ended
February 1, 1997 and January 27, 1996 was $316,563 and $320,034, respectively.

INCOME TAX EXPENSE. No income tax expense was recognized for the quarter ended February 1, 1997 versus a tax expense of $149,716 which was recorded for the quarter ended January 27, 1996. At fiscal year end August 3, 1996 the Company established a valuation allowance against deferred tax assets which related primarily to operating loss carry forwards generated in fiscal 1994 through 1996. Accordingly, the Company continues to record a tax valuation allowance against the tax benefit that may be realized from the operating loss generated in the twenty-six weeks ended February 1, 1997.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In fiscal 1996, the Company changed its method of accounting for inventories to include the costs of certain buying, warehousing, and transportation costs. At the beginning of fiscal 1996, the Company restated its inventory to include $527,040 of such costs. The amount, less the tax effect of $216,613, was reported as a change in accounting principle totaling $310,427.

QUARTERLY RESULTS. Income before income taxes and cumulative effect of accounting change was $237,192 versus $319,232 for the same period in the prior year. Net income for the thirteen week period ended February 1, 1997, was $237,192 compared to net income of $169,516 in the same period of the prior year. The increase in net income is attributable to no tax expense recorded in the current period. The specialty domestics segment of the retail industry has seen increased competition with corresponding pressure on sales and margins.

Twenty-six week periods ended February 1, 1997 and January 27, 1996
-------------------------------------------------------------------

SALES.   Sales were $24,199,384 for the twenty-six week period ended February 1,
1997 compared to $26,040,540 for the twenty-six week period ended January 27, 1996, a decrease 7.1%. Sales for stores open in both periods were $24,199,384 for the twenty-six week period ended February 1, 1997 and $24,562,106 for the twenty-six week period ended January 27, 1996. The Company closed five stores in prior periods which have resulted in a net decrease in sales of $1,478,411 for the twenty-six week period ended February 1, 1997.

COST OF SALES.   Cost of sales for the twenty-six week period ended February 1,
1997, was 57.1% of sales compared to 58.1% for the twenty-six week period ended January 27, 1996. The Company incurred higher markdowns in the year earlier period which were related to a customer loyalty program and an inventory clearance event in October, 1995.

STORE OPERATING, ADMINISTRATIVE AND GENERAL EXPENSES.   Store operating,
administrative and general expenses for the twenty-six week period ended February 1, 1997, were $10,039,695 compared to $10,539,362 in the same period of the prior year. The decrease in operating expenses was related to five fewer stores in the current period, compared to the same period of the prior year. However, this decrease was offset in part by an increase in advertising expenditures in the current period.

INTEREST EXPENSE.   Interest expense for the twenty-six week periods ended
February 1, 1997 and January 27, 1996 was $640,589 and $670,686, respectively. The reduction in interest expense of $30,097 is related to a reduction in average outstanding borrowings of approximately $760,000 over the comparable period of the prior year.

INCOME TAX EXPENSE. No income tax benefit was recognized for the twenty-six weeks ended February 1, 1997 versus a tax benefit of $113,166 which was recorded for the twenty-six weeks ended January 27, 1996. At fiscal year end August 3, 1996, the Company established a valuation allowance against deferred tax assets which related primarily to operating loss carry forwards generated in fiscal 1994 through 1996. Accordingly, the Company continues to record a tax valuation allowance against the tax benefit that may be realized from the operating loss generated in the twenty-six weeks ended February 1, 1997.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In fiscal 1996 the Company changed its method of accounting for inventories to include the costs of certain buying, warehousing, and transportation costs. At the beginning of fiscal 1996 the Company restated its inventory to include $527,040 of such costs. The amount, less the tax effect of $216,613 was reported as a change in accounting principle totaling $310,427.

TWENTY-SIX WEEK RESULTS. Loss before income taxes and cumulative effect of accounting change was $292,781 versus a loss of $301,233 for the same period in the prior year. Net loss for the twenty-six week period ended February 1, 1997, was $292,781 compared to net income of $122,360 in the same period of the prior year. The specialty domestics segment of the retail industry has seen increased competition with corresponding pressure on sales and margins.

 LIQUIDITY AND CAPITAL RESOURCES.   At February 1, 1997, working capital was
--------------------------------
$10,231,935 compared to $11,225,777 at the beginning of the fiscal year. Cash generated by operations was $896,123, which was offset by debt reduction of $843,705 and expenditures on capital improvements of $455,659. In March, 1997, the Company expanded its line of credit with Foothill Capital Corporation from $9,000,000 to $12,000,000. The expansion of the line of credit is earmarked to fund working capital requirements as the Company increases its number of stores and merchandise content. Management believes that cash from operations, coupled with its credit resources and line of credit will be sufficient to meet the Company's operational and capital needs for the remainder of the fiscal year ending August 2, 1997.

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

The Company held its Annual Meeting of Shareholders on January 31, 1997. The following were re-elected to the Board of Directors:

               Directors Representing Class A Common Shareholders
               --------------------------------------------------

       Name                             Votes For       Votes Withheld
      ------                            ---------       --------------
       Abe Markowicz                    708,309 (60.0%)    134,952 (11.4%)
       Henry W. Nozko, Jr.              708,309 (60.0%)    134,952 (11.4%)

      There were no abstentions and no broker non-votes for any nominee.

               Directors Representing Class B Common Shareholders
               --------------------------------------------------

       Name                             Votes For       Votes Withheld
      ------                            ---------       --------------
     John B. Abrahms                  899,375 (70.0%)    6,732 (.5%)
     Bernard Abrams                   899,276 (70.0%)    6,831 (.5%)
     Donald L. Abrams                 899,375 (70.0%)    6,732 (.5%)
     Gerson K. Bernstein              899,375 (70.0%)    6,732 (.5%)
     David Kotkin                     899,375 (70.0%)    6,732 (.5%)


      There were no abstentions and no broker non-votes for any nominee.

Price Waterhouse was approved to serve as the independent accountants for the Company for Fiscal 1997.

                        Appointment of Price Waterhouse
                        -------------------------------

       Shares               Votes For       Votes Against     Votes Withheld
      --------              ---------       -------------     --------------
     Class A              712,211 (60.0%)   125,632 (10.6%)   5,418 (.5%)
     Class B              902,579 (70.0%)     1,112 (.1%)     2,416 (.2%)

                        There were no broker non-votes.

Item 5.   Exhibits and Reports of Form 8-K

In February, 1997 the Company received a notice from the American Stock Exchange (AMEX) that the Company's Class A and Class B Common Stock issues would be removed from listing on the AMEX. The Company currently does not meet the listing guidelines under the AMEX rules because the Company has reported net losses over the last five years totaling approximately $2,700,000 and the market value for the shares of the Company in the public float ( as defined by AMEX rules) do not meet AMEX standards. The last day of trading on the AMEX was March 5, 1997.

The Company has made arrangements for the Class A and Class B Common Stock to be traded on the National Association of Securities Dealers Automated Quote System (NASDQ) under the bulletin board. Trading under the NASDQ Bulletin Board commenced March 10, 1997.

The Company was not required to file a report on Form 8-K for any event during the thirteen week period ended February 1, 1997.


                           THREE D DEPARTMENTS, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 17, 1997

                                         THREE D DEPARTMENTS, INC.
                                         -------------------------
                                                   (Registrant)


                                         /s/ Steven Kerkstra
                                         --------------------------
                                         Steven Kerkstra
                                         Vice President and
                                         Chief Financial Officer


                                         /s/ Ronald C. Dow
                                         ---------------------------
                                         Ronald C. Dow
                                         Controller and Treasurer