Form 10-Q
period 1997-05-03
THREE D DEPARTMENTS INC
filed 1997-06-17
CIK 34169

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934.
        For the period ended May 3, 1997.

                                       OR

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

As of May 3, 1997, there were 1,676,569 shares of Class A common stock and 1,563,863 shares of Class B common stock, par value $.25, outstanding.

================================================================================

                           THREE D DEPARTMENTS, INC.


                                     INDEX


                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheet at May 3, 1997 and August 3, 1996.....................3

          Statement of Operations for the thirteen and thirty-nine week periods ended May 3, 1997 and April 27, 1996........................4

          Statement of Cash Flows for the thirty-nine week periods ended
          May 3, 1997 and April, 1996.........................................5

          Notes to Financial Statements.......................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................7

                          PART II.  OTHER INFORMATION

Item 5.   Other information..................................................10

Item 6.   Exhibits and Reports on Form 8-K...................................10

          Signatures.........................................................10


PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

                           THREE D DEPARTMENTS, INC.
                           -------------------------
                                 BALANCE SHEET
                                 -------------

                                        ASSETS                                                 May 3,       August 3,
                                        ------                                                 ------       ---------
                                                                                                1997          1996
                                                                                               ------       ---------
                                                                                            (Unaudited)
                                                                                            -----------
CURRENT ASSETS:
--------------
   Cash and cash equivalents                                                                $    92,996     $   507,033
    Receivables                                                                                 354,008         376,850
    Inventories                                                                              16,606,820      16,431,485
    Prepaid expenses                                                                            667,151         538,757
    Deferred income taxes                                                                        35,635          35,635
                                                                                            ---------------------------
          Total current assets                                                               17,756,610      17,889,760
PROPERTY FIXTURES AND IMPROVEMENTS, at cost
----------------------------------
    Property, fixtures and equipment                                                         10,370,885      10,225,431
    Leasehold improvements                                                                    2,950,383       2,846,548
                                                                                            ---------------------------
                                                                                             13,321,268      13,071,979
        Less-accumulated depreciation and amortization                                        7,313,749       6,517,976
                                                                                            ---------------------------
                                                                                              6,007,519       6,554,003
OTHER ASSETS
------------
    Deferred costs of leases, net                                                             1,287,620       1,134,429
    Deferred income taxes                                                                       597,817         574,432
    Other                                                                                       961,437       1,354,510
                                                                                            ---------------------------
                                                                                              2,846,874       3,063,371
                                                                                            ---------------------------
                                                                                            $26,611,003     $27,507,134
                                                                                            ===========================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES
-------------------
    Long-term debt - current portion                                                        $   321,525     $   374,920
    Accounts payable                                                                          5,800,685       4,882,924
    Accrued liabilities                                                                       1,208,964       1,406,139
                                                                                            ---------------------------
              Total current liabilities                                                       7,331,174       6,663,983
LONG-TERM DEBT, LESS CURRENT PORTION                                                          8,386,795       9,143,410
------------------------------------                                                        ---------------------------
DEFERRED COMPENSATION                                                                           200,000         200,000
---------------------                                                                       ---------------------------
OTHER LIABILITIES                                                                               954,902         814,813
-----------------                                                                           ---------------------------
STOCKHOLDERS' EQUITY
--------------------
    Preferred stock; $1.00 par value; authorized 300,000 shares; none issued
    Common Stock; $.25 par value
    Class A- authorized 6,000,000 shares; issued 1,676,969 shares (August 3,
     1996-1,666,569)                                                                            419,242         416,642
    Class B- authorized 6,000,000 shares; issued 1,563,863 shares (August 3,
     1996- 1,574,263)                                                                           390,966         393,566
    Additional paid-in capital                                                                1,255,525       1,255,525
    Retained Earnings                                                                         9,477,143      10,423,928
                                                                                            ---------------------------
                                                                                             11,542,876      12,489,661
    Less- 804,883 (August 3, 1996 - 804,871) shares of common stock in treasury,              1,804,744       1,804,733
     at cost
                                                                                            ---------------------------
                                                                                              9,738,132      10,684,928
                                                                                            ---------------------------
                                                                                            $26,611,003     $27,507,134
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

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                            STATEMENT OF OPERATIONS
                            -----------------------
                                  (Unaudited)
                                  -----------


                                                 Thirteen week periods ended    Thirty-nine week periods ended
                                                   May 3,       April 27,          May 3,       April 27,
                                                 -----------   ------------     ------------   ------------
                                                    1997           1996             1997           1996
                                                 -----------   ------------     ------------   ------------
Sales                                            $9,807,148    $10,419,704      $34,007,680    $36,460,244
Cost of sales, including warehousing,
 transportation and buying expenses               5,325,182      5,616,716       19,138,212     21,425,908

Store operating, administrative and general
 expenses                                         4,760,924      4,730,930       14,800,619     14,592,824
                                                 ---------------------------------------------------------
Operating income                                   (278,958)        72,058           68,849        441,512

Interest Expense                                    302,677        309,547          943,265        980,233
                                                 ---------------------------------------------------------

(Loss) before income taxes and cumulative
 effect of accounting change                       (581,635)      (237,489)        (874,416)      (538,721)

Income tax  expense (benefit)
  Federal                                                          (76,391)                       (173,274)
  State                                                            (12,808)                        (29,091)
                                                 ---------------------------------------------------------
(Loss) before cumulative effect of
 accounting change                                 (581,635)      (148,290)        (874,416)      (336,356)
Cumulative effect of accounting change                                                             310,427
                                                 ---------------------------------------------------------
Net (loss)                                       $ (581,635)   $  (148,290)     $  (874,416)   $   (25,929)
                                                 =========================================================
Net (loss) per share before cumulative
 effect of accounting change                     $    (0.24)   $     (0.06)     $     (0.36)   $     (0.14)
                                                 =========================================================
Net (loss) per share                             $    (0.24)   $     (0.06)     $     (0.36)   $     (0.01)
                                                 =========================================================
Weighted average number of common
 shares outstanding                               2,435,961      2,435,961        2,435,961      2,432,502
                                                 =========================================================
Cash dividends per share:
   Class A Common                                $   0.0125    $    0.0000      $    0.0375    $    0.0250
                                                 =========================================================
   Class B Common                                $   0.0075    $    0.0000      $    0.0225    $    0.0150
                                                 =========================================================



                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
                                  (Unaudited)

                                                                    Thirty-nine Week Periods Ended
                                                                         May 3,       April 27,
                                                                          1997          1996

Cash flows from operating activities:
Net (loss)                                                             $ (874,416)   $  (25,929)
Adjustments to reconcile net loss to cash provided from operating activities:
    Depreciation and amortization                                       1,244,013     1,271,256
    Increase in cash value of life insurance                             (256,078)     (235,502)
    Gain  on sales of fixtures and improvements                           119,575        45,650
Changes in assets and liabilities:
    Accounts receivable                                                    22,842      (186,324)
    Inventories                                                          (175,335)     (206,747)
    Prepaid expenses                                                      (73,289)       84,868
    Prepaid income taxes                                                  (55,105)      (74,445)
    Deferred taxes                                                        (23,385)     (512,793)
    Other assets                                                                         21,746
    Accounts payable and accrued liabilities                              917,761       968,444
    Other liabilities                                                     (57,086)       75,000
                                                                        -----------------------
Net cash provided by  operating activities                                789,497     1,225,224
Cash flows from investing activities:
    Purchase of fixtures, equipment and improvements                     (632,895)     (664,733)
    Purchase of leases                                                   (250,000)
    Purchase of software                                                  (34,249)       (6,440)
                                                                        -----------------------
Net cash used in investing activities                                    (917,144)     (671,173)
Cash flows from financing activities:
    Dividends paid                                                        (72,368)      (48,018)
    Repayment of debt                                                    (810,010)     (480,939)
    Proceeds from loan against cash value of insurance                    596,000
    Proceeds from exercise of stock options                                              10,906
    Purchase of treasury stock                                                (11)
                                                                        -----------------------
Net cash (used in)  financing activities                                 (286,389)     (518,051)

Net (decrease) increase  in cash and cash equivalents                    (414,036)       36,000
Cash and cash equivalents:
    Beginning of period                                                   507,033       319,045
                                                                        -----------------------
    End of period                                                       $  92,997    $  355,045
                                                                        =======================

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.

                         Notes to Financial Statements


1. The financial statements for the thirteen and thirty-nine week periods ended May 3, 1997 and April 27, 1996, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 1996. The results of operations for the thirteen and thirty-nine week periods ended May 3, 1997, are not necessarily indicative of the results for the entire fiscal year ending August 2, 1997.

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

                           THREE D DEPARTMENTS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Thirteen week periods ended May 3, 1997 and April 27, 1996
----------------------------------------------------------

Sales. Sales were $9,807,148 for the thirteen week period ended May 3, 1997 compared to $10,419,704 for the thirteen week period ended April 27, 1996, a decrease of 5.9%. Sales for stores open in both periods were $9,807,148 for the thirteen week period ended May 3, 1997 and $10,119,227 for the thirteen week period ended April 27, 1996. The Company closed three stores in prior periods which have resulted in a net decrease in sales of $299,571 for the thirteen week period ended May 3, 1997.

Cost of sales. Cost of sales for the thirteen week period ended May 3, 1997, was 54.3% of sales compared to 53.9% for the thirteen week period ended April 27, 1996.

Store operating, administrative and general expenses. Store operating, administrative and general expenses for the thirteen week period ended May 3, 1997 were $4,760,924 compared to $4,730,930 in the same period of the prior year. Operating expenses excluding advertising decreased, which was related to three fewer stores in the current period. However, this decrease was partially offset by an increase in advertising expenditures in the current period.

Interest expense. Interest expense for the thirteen week periods ended May 3, 1997 and April 27, 1996 was $302,677 and $309,547, respectively.

Income tax expense. No income tax expense (benefit) was recognized for the quarter ended May 3, 1997 versus a tax benefit of $89,199 which was recorded for the quarter ended April 27, 1996. At fiscal year end August 3, 1996 the Company established a valuation allowance against deferred tax assets which related primarily to operating loss carry forwards generated in fiscal 1994 through 1996. Accordingly, the Company continues to record a tax valuation allowance against the tax benefit that may be realized from the operating loss generated in the thirty-nine weeks ended May 3, 1997.

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

Quarterly results. Loss before income taxes and cumulative effect of accounting change was $581,635 versus $237,489 for the same period in the prior year. Net loss for the thirteen week period ended May 3, 1997, was $581,635 compared to a net loss of $148,290 in the same period of the prior year. The increase in net loss is attributable to no tax benefit recorded in the current period, and the aforementioned results of sales and operating expenses. The specialty domestics segment of the retail industry has seen increased competition with corresponding pressure on sales and margins.

Thirty-nine week periods ended May 3, 1997 and April 27, 1996
-------------------------------------------------------------

Sales.   Sales were $34,007,680 for the thirty-nine week period ended May 3,
1997 compared to $36,460,244 for the thirty-nine week period ended April 27, 1996, a decrease 6.7%. Sales for stores open in both periods were $34,007,680 for the thirty-nine week period ended May 3, 1997 and $34,681,334 for the thirty-nine week period ended April 27, 1996. The Company closed five stores in prior periods which have resulted in a net decrease in sales of $1,777,982 for the thirty-nine week period ended May 3, 1997.

Cost of sales. Cost of sales for the thirty-nine week period ended May 3, 1997, was 56.3% of sales compared to 58.8% for the thirty-nine week period ended April 27, 1996. The Company incurred higher markdowns in the year earlier period which were related to a customer loyalty program and an inventory clearance event in October, 1995.

Store operating, administrative and general expenses. Store operating, administrative and general expenses for the thirty-nine week period ended May 3,1997, were $14,800,619 compared to $14,592,824 in the same period of the prior year. Operating expenses, excluding advertising decreased which was related to five fewer stores in the current period, compared to the same period of the prior year. However, this decrease was offset by an increase in advertising expenditures in the current period.

Interest expense. Interest expense for the thirty-nine week periods ended May 3, 1997 and April 27, 1996 was $943,265 and $980,233, respectively. The reduction in interest expense of $36,968 is related to a reduction in average outstanding borrowings of approximately $428,000 over the comparable period of the prior year.

Income tax expense. No income tax benefit was recognized for the thirty-nine weeks ended May 3, 1997 versus a tax benefit of $202,365 which was recorded for the thirty-nine weeks ended April 27, 1996. At fiscal year end August 3, 1996, the Company established a valuation allowance against deferred tax assets which related primarily to operating loss carry forwards generated in fiscal 1994 through 1996. Accordingly, the Company continues to record a tax valuation allowance against the tax benefit that may be realized from the operating loss generated in the thirty-nine weeks ended May 3, 1997.

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

Thirty-nine week results. Loss before income taxes and cumulative effect of accounting change was $874,416 versus a loss of $538,721 for the same period in the prior year. Net loss for the thirty-nine week period ended May 3, 1997, was $874,416 compared to a net loss of $25,929 in the same period of the prior year. The increase in net loss is attributable to no tax benefit recorded in the current period, the cumulative effect of accounting change, and the aforementioned results of sales and operating expenses. The specialty domestics segment of the retail industry has seen increased competition with corresponding pressure on sales and margins.

 LIQUIDITY AND CAPITAL RESOURCES.   At May 3, 1997, working capital was
--------------------------------
$10,425,426 compared to $11,225,777 at the beginning of the fiscal year. Cash generated by operations was $896,123, which was offset by debt reduction of $789,496 and expenditures on capital improvements of $632,895. In March, 1997, the Company expanded its line of credit with Foothill Capital Corporation from $9,000,000 to $12,000,000. The expansion of the line of credit is earmarked to fund working capital requirements as the Company increases its number of stores and merchandise content. Management believes that cash from operations, coupled with its credit resources and line of credit will be sufficient to meet the Company's operational and capital needs for the remainder of the fiscal year ending August 2, 1997.

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

                           THREE D DEPARTMENTS, INC.

PART II. - OTHER INFORMATION


Item 5.   Other Information
As of May 3, 1997, the Company owned and operated 22 stores in Connecticut, California, and Arizona, operating under the trade names of Three D Bed & Bath and Linens Plus. These are comprised of 17 superstores averaging approximately 24,000 square feet and five bed and bath specialty stores averaging approximately 12,000 square feet. The Company plans to convert the remaining bed and bath specialty stores to the superstore format.

During the period ended May 3, 1997, the Company converted two bed and bath specialty stores to the superstore format, and closed its bed and bath clearance store in Chino, California. No additional stores will be closed during the remainder of the fiscal year. Additionally, the Company is building a new 25,000 square foot superstore in Orange, Connecticut, which will open in the summer of 1997.

Item 6. Exhibits and Reports on Form 8-K

The Company was not required to file a report on Form 8-K for any event during the thirteen week period ended May 3, 1997.


                           THREE D DEPARTMENTS, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 16, 1997

                                         THREE D DEPARTMENTS, INC.
                                         -------------------------
                                                   (Registrant)


                                         /s/ STEVEN KERKSTRA
                                         ----------------------------------
                                         Steven Kerkstra
                                         Vice President and
                                         Chief Financial Officer


                                         /s/ RONALD C. DOW
                                         ----------------------------------
                                         Ronald C. Dow
                                         Controller and Treasurer