Form 10-K
period 1997-08-02
THREE D DEPARTMENTS INC
filed 1997-10-31
CIK 34169

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ______________
                                   FORM 10-K
                                   ---------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
     OF   1934 [FEE REQUIRED]
     For the fiscal year ended August 2, 1997
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
     EXCHANGE   ACT OF 1934

                         Commission file number 1-5967
                                    ------
                           THREE D DEPARTMENTS, INC.
                           -------------------------
            (Exact name of registrant as specified in its charter)
       DELAWARE                                                  06-0733200
       --------                                                  ----------
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

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     None
          Securities Registered Pursuant to Section 12(g) of the Act:
                             Class A Common Stock
                             Class B Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes     X            No   _________
                        --------
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ X ]

The aggregate market value of the outstanding voting stock of the registrant held by non-affiliates as of September 30, 1997 was $222,751 for Class A common stock and $108,395 for Class B common stock, based upon the last closing price of $.50 per share for Class A common stock and $.25 per share for Class B common stock on that date.

As of September 30, 1997 1,171,494 shares of Class A common stock and 1,264,455 shares of Class B common stock were outstanding.

DOCUMENTS  INCORPORATED BY REFERENCE
The information required by Part III of this report (Items 10,11,12 and 13) is incorporated by reference from the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders which is expected to be filed with the Commission on or about December 3, 1997.

The total number of pages is 27. The exhibit index is located on page 12.

                                    PART I
                                    ------
ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------

Three D Departments, Inc. is a specialty retailer of home textiles, housewares and decorative accessories. The Company offers coordinated high quality bedding, bath, housewares, and decorative accessories with an emphasis on brand names, and everyday value pricing in an attractive store environment with premium customer service. As of August 2, 1997 the Company operated 22 stores including nine stores in southern California, seven stores in Arizona, and six stores in Connecticut. Additionally the Company has opened a new superstore in Connecticut during the first month of fiscal 1998. The Company operates both regular stores (under 20,000 square feet) and superstores (over 20,000 square feet). There are currently seventeen superstores and six regular stores.

The Company provides a unique shopping environment which sets it apart from its competitors through its emphasis on coordinated housewares and accessories along with its extensive assortment of high quality fashion linens. The Company's superstore prototype is a 25,000 square foot rectangular store designed in a racetrack format which showcases the broad and complete assortment of its various product categories. The linen area makes extensive use of fully dressed beds, coordinated four foot fashion vignettes and coordinating bath products in high quality glass displays. The decorative housewares are presented on promotional stepped displays which help the customer pull together a stylized look.

The Company's roots are in the home textiles business and its merchandise selection demonstrates its ability to procure high quality fashion bedding and bath product and offer these products to the consumer at prices that are competitive. As the specialty home textiles business has become crowded with big box retailers, Three D has broadened its merchandise to include housewares and decorative accessories. The Company has developed its accent on high quality coordinating decorative product that appeals to its targeted upper income, discriminating customer.

BUSINESS STRATEGY

The Company's goal is to become a unique and preferred specialty retailer of high quality bed, bath, decorative housewares and home decorative accessories. The primary components of the strategy to achieve its goal are as follows:

Coordinated High Quality Merchandise The commitment to high quality is apparent from the many recognizable brand names carried by the Company such as Croscill, Martex, Wamsutta, Fieldcrest, Krups and many more. The Company works closely with its supplier base to select and in many cases create product that presents a decorator image to the consumer. This process and store display technique fosters both a pleasant shopping experience for browsing, and also facilitates a rapid decision making process for the customer who has little time.

A Complete Decorative Home Store   Currently, the various classifications
contribute to total sales in the following manner: bedding - 41%, bath - 25%, and decorative housewares and accessories - 34%. The Company is reputed as a high quality and high fashion linen retailer. The expansion into both decorative housewares and decorative accessories has been accomplished in fifteen out of twenty-two stores. The new classifications (which already account for one third of total sales) provide an opportunity for more frequent visits from the Company's current customer base. The long product life of bedding product, coupled with its high ticket price does not create enough demand for frequent visits by the customer. With a wider array of products the Company seeks to attract increased visits and sales from its customer base. The typical superstore carries 50,000 stock keeping units (SKU's) featuring a broad assortment of brands, styles, colors, and prices.

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

Customer Service   The Company places a special emphasis on customer recognition and service. Acknowledging customers and being aware of their needs are the first steps in the customer service program. This is followed with extensive product knowledge brochures made available to all staff. Sales associates are encouraged to suggest coordinating product, search the entire Company for hard to obtain merchandise, and assist the customer on merchandise returns. Sales associates are compensated on an hourly basis with medical, vacation and 401K profit sharing benefits.

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

Since 1994, the Company has built 7 racetrack superstores. The average investment for a racetrack superstore is approximately $325,000 for fixtures and equipment and $850,000 for inventory. For the year ended August 2, 1997, these stores generated store level operating cash flow of approximately 15.4% annual return on sales.

In addition to its racetrack superstores, the Company has added contiguous space to expand or has renovated existing bed and bath stores in order to add decorative housewares and decorative accessory product. Although the converted stores are not as productive as a newly built racetrack prototype, the store conversions allow the Company to continue its expansion of decorative accessories and housewares with efficient use of capital in existing markets. For the year ended August 2, 1997, these stores generated store level operating cash flow of approximately 7.1% annual return on sales.

Bed and Bath Stores   The Company continues to operate seven stores in its
previously existing markets
where the store was originally opened as a bed and bath store. The Company intends, subject to the availability of funds, to either convert these stores to superstores or replace them with new space on an opportunistic basis. For the year ended August 2, 1997, these stores generated store level operating cash flow of approximately 5.4% annual return on sales.

Real Estate Strategy The Company leases all of its existing space except for a 22,000 square foot commercial building it purchased in December 1994 in Phoenix, Arizona, which is used as a retail store. The Company's corporate offices are located at 3535 Hyland Avenue, Costa Mesa, California. During fiscal 1997 the Company paid approximately $5,915,000 in aggregate annual rent payments in connection with leases that expire between fiscal 1998 and fiscal 2012. The leases typically require the payment of minimum annual rentals or a percentage of net sales, whichever is greater, payable in monthly instalments. In some cases, the Company has options to renew its leases.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

In the ordinary course of business, the Company is subject to claims, complaints and legal actions. In the opinion of management, such matters are not expected to have a material adverse effect on the financial position of the Company.

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

                                    PART II
                                    -------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

Beginning March 1, 1997 both classes of the Company's common stock began trading on the Nasdaq Stock Market, Inc., OTC Bulletin Board. Prior to March 1, 1997 both classes of the Company's common stock were listed on the American Stock Exchange. The high and low sales prices for each quarter within the past two fiscal years as reported by the OTC Bulletin Board and the American Stock Exchange are as follows:

                    1997                 HIGH       LOW     DIVIDEND
                    ----                 ----       ---     --------
               First Quarter
                     Class A           $1 3/16    $     1   $0.0125
                     Class B            1 1/16      15/16    0.0075
               Second Quarter
                     Class A            1 3/16        5/8    0.0125
                     Class B               7/8        1/2    0.0075
               Third Quarter
                     Class A               7/8        3/8    0.0125
                     Class B               3/4        3/8    0.0075
               Fourth Quarter
                     Class A               7/8        5/8
                     Class B               5/8      11/64

                    1996                 HIGH       LOW     DIVIDEND
                    ----                 ----       ---     --------
               First Quarter
                     Class A           $3 1/16   $ 1 7/8    $0.0125
                     Class B             3 1/4    2 7/16     0.0075
               Second Quarter
                     Class A             2 1/8    1  1/2     0.0125
                     Class B            2 5/16     1 1/4     0.0075
               Third Quarter
                     Class A             1 7/8    1  1/2     0.0125
                     Class B             1 7/8     1 3/8     0.0075
               Fourth Quarter
                     Class A                 2     13/16     0.0125
                     Class B                 2       7/8     0.0075

In the fourth quarter of fiscal 1997, the Company suspended the payment of
dividends on both classes of its common stock.   The Company had approximately
346 holders of record of its Class A common stock and approximately 327 holders of record of its Class B common stock as of August 2, 1997.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------
                             FISCAL YEAR ENDED (A)

------------------------------------------------------------------------------------------------------
                                   AUGUST 2,     AUGUST 3,      JULY 29,      JULY 30,      JULY 31,
                                     1997           1996          1995          1994          1993
                                 -------------  ------------  ------------  ------------  ------------
 Sales                            $ 44,181,878   $47,851,248   $49,981,704   $41,752,567   $42,044,998

 Operating expenses                 44,648,400    47,819,764    49,910,773    42,614,231    41,795,024

 Interest expense                    1,210,227     1,317,052     1,054,330       539,797       461,035
                                 ---------------------------------------------------------------------
 Loss before income taxes and
 cumulative effect of
 accounting change                  (1,676,749)   (1,285,568)     (983,399)   (1,401,461)     (211,061)

 Benefit for federal and state
 income taxes                                                     (455,771)     (629,677)      (64,100)
                                 ----------------------------------------------------------------------
 Loss before cumulative effect
 of accounting change               (1,676,749)   (1,285,568)     (527,628)     (771,784)     (146,961)

 Cumulative effect of
 accounting change                                   310,427                      96,223
                                 ----------------------------------------------------------------------
 Net loss                          ($1,676,749)    ($975,141)    ($527,628)    ($675,561)    ($146,961)
                                 ======================================================================
 Weighted average shares
 outstanding                         2,435,955     2,433,417     2,528,011     2,850,804     2,870,381

 Loss per share before
 cumulative effect of
 accounting change                      ($0.69)       ($0.53)       ($0.21)       ($0.27)       ($0.05)
                                 ======================================================================
 Net loss per share                     ($0.69)       ($0.40)       ($0.21)       ($0.24)       ($0.05)
                                 ======================================================================
 Book value per share             $       3.67   $      4.39   $      4.65   $      4.53   $      4.78

 Dividends declared per share:
 Class A                          $     0.0375   $      0.05   $      0.05   $      0.05   $      0.05

 Class B                          $     0.0225   $      0.03   $      0.03   $      0.03   $      0.03

 Working capital                  $  9,652,600   $11,225,777   $12,191,536   $12,867,856   $ 7,741,610

 Long-term debt                   $  8,497,177   $ 9,143,410   $ 9,784,325   $ 6,015,911   $ 1,971,440

 Stockholders' equity             $  8,935,800   $10,684,928   $11,745,345   $12,922,169   $13,711,433

 Total assets                     $ 25,340,324   $27,507,134   $28,077,285   $25,446,968   $24,254,008

(a) The Company operates on a 52-53 week basis. Years end on the Saturday nearest to July 31. The fiscal years 1993, 1994,1995 and 1997 each included 52 weeks, fiscal year 1996 included 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations
---------------------
The following table sets forth selected data from the Statement of Operations expressed in percentage form and other statistical information which the Company believes is pertinent to its operating results:


                                                                FOR THE FISCAL YEAR ENDED,
                                                                -------------------------
                                                             AUGUST 2,   AUGUST 3,   JULY 29,
                                                                1997        1996       1995
                                                             ----------  ----------  ---------
          Sales                                                  100.0%      100.0%     100.0%
          Cost of sales, including warehousing and buying         57.2%       57.3%      57.8%
                                                                 -----       -----      -----
          Gross profit                                            42.8%       42.7%      42.2%
          Store operating, administrative, and general
          expenses                                                43.9%       42.6%      42.1%

          Interest expense                                         2.7%        2.8%       2.1%
                                                                 -----       -----      -----
          Loss before income tax and cumulative effect of
          change in accounting principle                         (3.8)%      (2.7)%     (2.0)%

          Income tax benefit                                       0.0%        0.0%     (0.9)%
          Cumulative effect of change in accounting
          principle                                                0.0%        0.6%       0.0%
                                                                 -----       -----      -----
          Net loss                                               (3.8)%      (2.1)%     (1.1)%
                                                                 =====       =====      =====
        =======================================================================================
          Number of stores, beginning of year                       23          28         27

          New store openings                                         0           0          4

          Store closures                                            (1)         (5)        (3)
                                                                 -----       -----      -----
          Number of stores, end of year                             22          23         28
                                                                 =====       =====      =====

Fiscal 1997 Compared to Fiscal 1996
-----------------------------------

Sales in fiscal 1997 were $44,181,878, a 7.7% decrease from fiscal 1996 sales of $47,851,248. Sales of stores open in both fiscal 1997 and 1996 decreased by 3.5%. The Company experienced competitive openings against several of its key stores during fiscal 1997. Additionally, sales of the stores closed during fiscal 1996 accounted for a decrease $1,986,234.

Cost of sales, including warehouse, transportation, and buying expenses, was 57.2% of sales in fiscal 1997, compared to 57.3% in fiscal 1996.

Store operating, administrative and general expenses were 43.9% of sales in fiscal 1997 compared to 42.6% in fiscal 1996. The decrease in comparable store sales of 3.5% negatively impacted the Company's ability to leverage its fixed expenses such as rent and depreciation.

Interest expense decreased $106,825 to $1,210,227 in fiscal 1997 due principally to a decrease in average outstanding borrowings. The average outstanding borrowings for fiscal 1997 were $9,005,13 compared to $9,689,023 in fiscal 1996. The Company retired $757,573 in debt during the year as its working capital needs decreased in conjunction with the decrease in merchandise inventory.

The Company did not record a tax benefit arising from the operating loss of $1,676,749 in fiscal 1997. The Company increased the valuation allowance against deferred tax assets from $478,929 at the end of fiscal year 1996 to $1,289,313 at the end of fiscal 1997. The valuation allowance relates primarily to operating loss carry forwards generated in fiscal years 1994 through 1997. Taxable income is required to offset these loss carry forwards before their expiration dates, which occur between fiscal 1998 and 2012. The ultimate realization of deferred tax assets, net of the valuation allowance, of $1,083,083 depends on the Company's ability to generate sufficient taxable income in the future. A portion of this asset will be realized through the reversal of taxable temporary differences totaling $473,016 reflected as deferred tax liabilities in the financial statements. Certain tax planning strategies combined with the Company's plans for fiscal 1998 and beyond provide the basis for management's conclusion that it is more likely than not that the Company will generate sufficient taxable income to realize the net deferred tax asset recorded at August 2, 1997. The amount of the deferred tax asset could be reduced in the near term if estimates of future taxable income are reduced.

For the year ended August 2, 1997, net loss was $1,676,749 compared to a net loss of $975,141 in the prior year. In fiscal 1996 the Company recorded income representing the cumulative effect of a change in accounting principle of $310,427 relating to the capitalization into inventory of certain buying, warehousing and transportation costs.

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

Cost of sales, including warehouse, transportation, and buying expenses, was 57.3% of sales in fiscal 1996, compared to 57.8% in fiscal 1995. In fiscal 1995, the Company sustained inventory adjustments related to shrinkage, freight and markdowns. These items did not recur to the same degree in fiscal 1996 thus resulting in lower cost of sales.

Store operating, administrative and general expenses were 42.6% of sales in fiscal 1996 compared to 42.1% in fiscal 1995. The Company closed five stores in fiscal 1996 compared to three store closings in fiscal 1995. Store closings during fiscal 1996 were executed via lease expirations and no lease exit fees were incurred. However, the winding down of operations caused downward pressure on sales and margins resulting in operating expenses as high as 51.8% of sales for closed stores. Additionally , the decrease in comparable store sales of 7.8% negatively impacted the Company's ability to leverage its fixed expenses such as rent and depreciation.

Interest expense increased $262,722 to $1,317,052 in fiscal 1996 due principally to an increase in average outstanding borrowings. The average outstanding borrowings for fiscal 1996 were $8,840,537 compared to $7,726,494 in fiscal 1995. The Company retired $578,924 in debt during the year as its working capital needs decreased in conjunction with the decrease in the number of stores.

The combined statutory rate of federal and state taxes is 40.5%, however; as of the end of the fiscal year ended August 3, 1996 the Company recorded a valuation allowance against deferred tax assets of $478,929. The valuation allowance relates primarily to operating loss carry forwards generated in fiscal years 1994 through 1996. Taxable income is required to offset these loss carry forwards before their expiration dates, which occur between fiscal 1997 and 2011. The ultimate realization of deferred tax assets, net of the valuation allowance, of $1,095,222 depends on the Company's ability to generate sufficient taxable income in the future. A portion of this asset will be realized through the reversal of taxable temporary differences totaling $485,155 reflected as deferred tax liabilities in the financial statements. The Company's plans for fiscal 1997 and beyond provide the basis for management's conclusion that it is more likely than not that the Company will generate sufficient taxable income to realize the net deferred tax asset recorded at August 3, 1996. The amount of the deferred tax asset could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance against deferred tax assets as of July 29, 1995, and for the year then ended the Company recorded a tax benefit of $455,771 against loss before taxes of $983,399 which represented an effective tax rate of 46.3%.

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

Liquidity and Capital Resources
-------------------------------

The Company's primary need for cash is to support the merchandise inventory required to run its operations, and additionally to support its program to enlarge its revenue base by either adding new stores or expanding existing sites. The Company has traditionally supported this need through funds generated by operations and also through use of its credit facilities. At August 2, 1997 the Company maintained a working capital position of $9,652,600 compared to $11,225,777 as of August 3, 1996. During fiscal 1997 borrowings under credit facilities decreased by $757,573 from $9,518,330 at August 3, 1996 to $8,760,757 at August 2, 1997.

Cash provided by operations during the year ended August 2, 1997 was $1,213,496 compared to cash provided by operations of $1,931,583 in the year ended August 3, 1996. During the year ended August 2, 1997, the Company used cash generated by operations to invest in store fixtures and equipment of $905,139, purchase a lease for $250,000 and invest in life insurance policies of $250,975. Additionally, the Company reduced its borrowings under lines of credit by $577,573, and paid dividends of $72,368. Net cash decreased by $209,243 from $507,033 at August 3, 1996 to $297,790 at August 2, 1997.

On July 27, 1994 the Company entered into a revolving credit facility with Foothill Capital Corporation. The revolving credit loan, as amended, matures on July 28, 2001, and provides for borrowings of 60% of eligible inventory not to exceed a maximum of $12,000,000 of which $8,370,227 was outstanding at August 2, 1997. Payments of principal are required if inventory falls below 167 percent of the amount then outstanding. The revolving credit facility bears interest, payable monthly, at two percent above the prime rate and additionally requires the Company to pay a commitment fee of .5 percent on the unused portion. Foothill Capital Corporation is also the holder of a $1,000,000 secured promissory note that requires principal payments of $20,000 per month in addition to interest at two percent above the prime rate. The balance of the secured promissory note at August 2, 1997 was $180,000. Both the revolving credit facility and the secured promissory note are secured by inventory, fixtures and accounts receivable of the Company. The agreements require the Company to maintain certain financial covenants, some of which, limit capital expenditures , dividend payments and restrict the disposal of assets without prior approval. At August 2, 1997, the Company was in compliance with all covenants.

The Company opened a new superstore in the Connecticut market during the first month of fiscal 1998. Additionally, the Company plans to open five new stores in the latter half of the fiscal year. The Company also plans to upgrade its store level computer systems. Total capital expenditures for fiscal 1998 are planned to be approximately $1,000,000. Management believes that funds generated from operations, its $12,000,000 revolving credit facility ($8,400,000 which was utilized as of August 2, 1997), and use of trade credit will be sufficient to satisfy the Company's working capital requirements and commitments for capital expenditures through fiscal 1998.

At August 2, 1997 the Company had total deferred tax assets of $2,372,396 and deferred tax liabilities of $473,016. The deferred tax assets consist primarily of state and federal tax loss carry forwards which relate to operating losses generated in fiscal years 1994 through 1997. In general, state tax loss carry forwards expire beginning five years from the date of loss and federal tax loss carry forwards expire 15 years from the date of loss. Taxable income is required to offset these loss carry forwards before their expiration date. The table below sets forth the expiration date of deferred tax assets and the approximate amount of taxable income required to be generated by the Company in order to utilize its deferred tax assets.

                                                                                    Cumulative Taxable
                                                                                    ------------------
                                                           Taxable Income           Income Required to
                                                           --------------           ------------------
        Expiration of               Amount of            Required to Utilize        Utilize Deferred Tax
        -------------               ---------            -------------------        --------------------
     Deferred Tax Assets       Deferred Tax Assets       Deferred Tax Assets                      Assets
     -------------------       -------------------       -------------------                      ------
      End of fiscal 1998                $   30,342                $   69,264                  $   69,264
      End of fiscal 1999                $  111,210                $  253,869                  $  323,133
      End of fiscal 2000                $   80,082                $  182,811                  $  505,944
      End of fiscal 2001                $  110,556                $  252,376                  $  758,320
      End of fiscal 2002                $  125,212                $  285,833                  $1,044,153
  End of fiscal 2003 and after          $1,442,361                $3,292,611                  $4,336,764

The Company is required to record a valuation allowance against deferred tax assets when it is more likely than not that some portion of the deferred tax assets will not be realized. In view of the prospective nature of the Company's plans and in deference to the history of operating losses the Company has decided to establish a reserve against its deferred tax assets in the amount of $1,289,313. The ultimate realization of deferred tax assets, net of the valuation allowance, of $1,083,083 depends on the Company's ability to generate sufficient taxable income in the future. A portion of this asset will be realized through the reversal of taxable temporary differences totaling $473,016 reflected as deferred tax liabilities in the financial statements. Certain tax-planning strategies combined with the Company's plans for fiscal 1998 and beyond provide the basis for management's conclusion that it is more likely than not that the Company will generate sufficient taxable income to realize the net deferred tax asset recorded at August 2, 1997. The amount of the deferred tax asset could be reduced in the near term if estimates of future taxable income are reduced.

Inflation and Seasonality
-------------------------

Management believes its operating results have not been materially affected by inflation in fiscal 1995, 1996 and 1997. The Company's second quarter (November through January ) which includes the Christmas season, is the strongest sales quarter. Additionally, the third quarter (February through April) has traditionally been the weakest.

Forward Looking Statements
--------------------------

The preceding "Business" and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the opening of five additional stores in the latter half of fiscal 1998; the ability of the Company to obtain increased visits from its customer base; the ability of the Company to obtain positive cash flow from its current portfolio of stores; the prospects of generating income sufficient to utilize existing deferred tax assets; the ability of the Company to maintain its credit facilities; the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand; and sufficiency of the Company's working capital, bank loan agreement and cash flow from operating activities for the Company's future operating and capital requirements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitations, the following: decline in demand for merchandise offered by the Company; the ability of the Company to gauge the fashion tastes of its customers and provide merchandise to satisfy customer demand; the ability of the Company to hire and train employees; the possible unavailability of merchandise from the Company's vendors and private label suppliers; the effect of economic conditions in the Company's markets, the effect of severe weather or natural disaster; and the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

The Company's financial statements at August 2, 1997 and August 3, 1996, and for each of the three years in the period ended August 2, 1997, and the Report of Price Waterhouse LLP are included in this Annual Report on Form 10-K on pages 14 through 27 below.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------

          None.
                                    PART III
                                    --------

The information required by Items 10, 11, 12, and 13 of Form 10-K will be set forth in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or about December 1, 1997, and such information is incorporated herein by this reference.
                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
     (a) The following financial statements and financial schedules are filed as a part of this Report:

                         (1) Financial Statements                              Page No.
                             --------------------                              --------

                             Report of Independent Accountants                    14
                             Balance Sheet as of August 2, 1997 and August 3,
                             1996                                                 15
                             Statement of Operations for the Fiscal Years Ended
                             August 2, 1997,
                             August 3, 1996, and July 29, 1995                    16
                             Statement of Changes in Stockholders' Equity for
                             the Fiscal Years
                             Ended August 2, 1997, August 3, 1996, and July 29,
                             1995                                                 17
                             Statement of Cash Flows for the Fiscal Years Ended
                             August 2, 1997,
                             August 3, 1996 and July 29, 1995                     18
                             Notes to Financial Statements                        19

     (2) Financial Statement Schedules
         -----------------------------

         All schedules are omitted because they are not required, are inapplicable, or the information is included in the Financial Statements or Notes thereto.

     (3) Exhibits

           Exhibit No.    Title
           ----------     -----

           3.1 Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 30, 1984, together with the Certificate of Amendment of the Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on March 3, 1987./1/

           3.2 By-laws of the Company as amended through July 29, 1987./1/

           4.1            Class A Common Stock share certificate./2/

           4.2            Class B Common Stock share certificate./2/

           10.1           1993 Incentive Stock Option Plan and Option
                          Certificate./3/

           10.2           Promissory note with an officer./3/

           23.1           Accountant's consent for incorporation of S-8 filing.

           27             Financial Data Schedule.

     (b)   Reports on Form 8-K
           -------------------
           No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 2, 1997.


____________________

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

Dated: October 31, 1997
          THREE D DEPARTMENTS, INC.
                                    (Registrant)

                                    By: /s/ Steven Kerkstra
                                        ----------------------------------------
                                            Steven Kerkstra, Vice President
                                            And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the date set forth above.

Signature                           Title
---------                           -----
/s/ Bernard Abrams            Chairman of the Board, Chief Executive Officer and
------------------------
Bernard Abrams                Director

/s/ Donald Abrams             President, Chief Operating Officer and Director
------------------------
Donald Abrams

/s/ Steven Kerkstra           Vice President, Chief Financial Officer and
------------------------
Steven Kerkstra               Assistant Secretary

/s/ John B. Abrahms           Senior Vice President, Assistant Treasurer and
------------------------
John B. Abrahms               Director

/s/ Abe Markowicz                   Director
------------------------
Abe Markowicz

/s/ Gerson K. Bernstein             Director
------------------------
Gerson K. Bernstein

/s/ Henry W. Nozko, Jr.             Director
------------------------
Henry W. Nozko, Jr.

/s/ Ronald C. Dow             Controller and Treasurer
------------------------
Ronald C. Dow

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Stockholders and Board of Directors of Three D Departments, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 11 present fairly, in all material respects, the financial position of Three D Departments, Inc. at August 2, 1997 and August 3, 1996, and the results of its operations and its cash flows for each of the three years in the period ended August 2, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the Company changed its method of accounting for merchandise inventory in fiscal year 1996.



PRICE WATERHOUSE LLP



Los Angeles, California
October 16, 1997

                           THREE D DEPARTMENTS, INC.
                           -------------------------
                                 BALANCE SHEET
                                 -------------

                                                                                      August 2, 1997  August 3, 1996
                                                                                      --------------  --------------
                              ASSETS
                              ------
CURRENT ASSETS
--------------
   Cash
                                                                                         $   297,790     $   507,033
   Receivables                                                                               397,460         376,850
   Inventories                                                                            15,585,221      16,431,485
   Prepaid expenses                                                                          251,900         538,757
   Deferred income taxes                                                                      35,635          35,635
                                                                                         ---------------------------
     Total current assets                                                                 16,568,006      17,889,760
                                                                                         ---------------------------
PROPERTY FIXTURES AND IMPROVEMENTS, at cost
-----------------------------------
   Land                                                                                                       53,150
   Buildings                                                                               1,193,834       1,356,361
   Fixtures and equipment                                                                  8,943,029       8,815,920
   Leasehold improvements                                                                  3,014,051       2,846,548
                                                                                         ---------------------------
                                                                                          13,150,914      13,071,979
    Less-accumulated depreciation and amortization                                         7,269,480       6,517,976
                                                                                         ---------------------------
                                                                                           5,881,434       6,554,003
                                                                                         ---------------------------
OTHER ASSETS
------------
   Deferred costs of leases, net                                                           1,247,924       1,134,429
   Deferred income taxes                                                                     574,432         574,432
   Other                                                                                   1,068,528       1,354,510
                                                                                         ---------------------------
                                                                                           2,890,884       3,063,371
                                                                                         ---------------------------
                                                                                         $25,340,324     $27,507,134
                                                                                         ===========================
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
CURRENT LIABILITIES
-------------------
   Long-term debt - current portion                                                      $   263,580     $   374,920
   Accounts payable                                                                        5,442,886       4,882,924
   Accrued liabilities                                                                     1,208,940       1,406,139
                                                                                         ---------------------------
      Total current liabilities                                                            6,915,406       6,663,983
                                                                                         ---------------------------
LONG-TERM DEBT, LESS CURRENT PORTION                                                       8,497,177       9,143,410
------------------------------------                                                     ---------------------------
DEFERRED COMPENSATION                                                                        200,000         200,000
---------------------                                                                    ---------------------------
OTHER LIABILITIES                                                                            791,941         814,813
-----------------                                                                        ---------------------------
STOCKHOLDERS' EQUITY
--------------------
   Preferred stock; $1.00 par value; authorized 300,000 shares; none issued

   Common Stock; $.25 par value
   Class A- authorized 6,000,000 shares; issued 1,676,969 shares (1996- 1,666,569)
                                                                                             419,242         416,642
   Class B- authorized 6,000,000 shares; issued 1,563,863 shares (1996- 1,574,263)           390,966         393,566
   Additional paid-in capital                                                              1,255,525       1,255,525
   Retained earnings                                                                       8,674,811      10,423,928
                                                                                         ---------------------------
                                                                                          10,740,544      12,489,661
   Less- 804,883 shares of common stock in treasury, at cost (1996 - 804,871)              1,804,744       1,804,733
                                                                                         ---------------------------
                                                                                           8,935,800      10,684,928
COMMITMENTS (Note 11)
-----------                                                                              ---------------------------
                                                                                         $25,340,324     $27,507,134
                                                                                         ===========================

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                            STATEMENT OF OPERATIONS
                            -----------------------


                                                                                                   Fiscal Year Ended
                                                                                    -----------------------------------------------
                                                                                    August 2, 1997   August 3, 1996   July 29, 1995
Sales                                                                                  $44,181,878      $47,851,248     $49,981,704

Costs and expenses
    Cost of sales, including warehousing, transportation and buying
     expenses                                                                           25,254,183       27,443,694      28,875,367

    Store operating, administrative and general expenses                                19,394,217       20,376,070      21,035,406
                                                                                    -----------------------------------------------

Operating income (loss)                                                                   (466,522)          31,484          70,931

    Interest expense                                                                     1,210,227        1,317,052       1,054,330
                                                                                    -----------------------------------------------

Loss before income taxes and cumulative effect of accounting change                     (1,676,749)      (1,285,568)       (983,399)


Benefit for income taxes:
     Federal                                                                                                               (381,403)


     State                                                                                                                  (74,368)

                                                                                    -----------------------------------------------

Loss before cumulative effect of accounting change                                      (1,676,749)      (1,285,568)       (527,628)


Cumulative effect of accounting change                                                                      310,427
                                                                                    -----------------------------------------------
Net loss                                                                               $(1,676,749)     $  (975,141)    $  (527,628)

                                                                                    ===============================================
Loss per share before cumulative effect of accounting change                                ($0.69)          ($0.53)         ($0.21)

                                                                                    ===============================================
Net loss per share                                                                          ($0.69)          ($0.40)         ($0.21)

                                                                                    ===============================================
Weighted average number of common shares outstanding                                     2,435,955        2,433,417       2,528,011
                                                                                    ===============================================

                See accompanying notes to financial statements

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 --------------------------------------------

                                               Class A    Class B   Additional
                                                Common     Common      Paid-in     Retained      Treasury
                                                 Stock      Stock      Capital     Earnings         Stock
                                                 -----      -----      -------     -------          -----
Balance at July 30, 1994                       $414,242  $394,028   $1,246,557  $12,123,208    ($1,255,866)
------------------------

Net loss                                                                           (527,628)

Cash dividends:
    Class A common stock ($.05 per share)                                           (60,800)

    Class B common stock ($.03 per share)                                           (39,529)
Purchase of common stock for treasury
 (257,586 shares of Class A and 165,007
 shares of Class B)                                                                               (548,867)
                                               -----------------------------------------------------------
Balance at July 29, 1995                        414,242   394,028    1,246,557   11,495,251     (1,804,733)
------------------------

Net loss                                                                           (975,141)

Cash dividends:
    Class A common stock ($.05 per share)                                           (57,888)

    Class B common stock ($.03 per share)                                           (38,294)

Shares issued under option agreement (3,500
Class A shares and 4,250 Class B shares)
                                                    875     1,063        8,968

Conversions from Class B to Class A
 common stock                                     1,525    (1,525)
                                               -----------------------------------------------------------

Balance at August 3, 1996                       416,642   393,566    1,255,525   10,423,928     (1,804,733)
-------------------------

Net loss                                                                         (1,676,749)

Cash dividends:
    Class A common stock ($.0375 per share)                                         (43,891)

    Class B common stock ($.0225 per share)                                         (28,477)

Purchase of 12 shares of Class B common
 stock for treasury                                                                                    (11)

Conversions from Class B to Class A
 common stock                                     2,600    (2,600)
                                               -----------------------------------------------------------
Balance at August 2, 1997                      $419,242  $390,966   $1,255,525  $ 8,674,811   $ (1,804,744)
-------------------------                      ===========================================================

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           ------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                                              Fiscal Year Ended
                                                                    ---------------------------------------
                                                                    August 2,        August 3,      July 29,
                                                                        1997             1996          1995
                                                                        ----             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                            $(1,676,749)  $  (975,141)  $  (527,628)
Adjustments to reconcile net loss to cash provided by (used in)
operating activities:
 Depreciation and amortization                                        1,667,895     1,709,186     1,558,698

  Increase in cash value of life insurance over premiums paid          (155,847)      (41,007)     (100,870)
  (Gain) loss on sales property and equipment                           (60,303)       54,587        64,970
   Changes in assets and liabilities:
    Receivables                                                         (20,610)      (80,559)      727,148
    Inventories                                                         846,264      (170,998)   (2,141,767)
    Prepaid expenses                                                    235,455       (63,322)     (182,282)
    Prepaid income taxes                                                 51,402        98,363         9,192
    Deferred taxes                                                                    331,284      (458,220)
    Accounts payable and accrued liabilities                            362,763     1,017,971      (970,404)
    Accrued income taxes                                                                            158,299
    Other                                                               (36,774)       51,219        59,045
                                                                    ---------------------------------------
Net cash provided by (used in) operating activities                   1,213,496     1,931,583    (2,057,681)
                                                                    ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of fixtures                                                    10,034        38,784
    Purchase of fixtures, equipment and improvements                   (860,390)     (802,406)   (2,798,083)
    Purchase of software                                                (44,749)       (6,440)      (66,877)
    Investment in life insurance policies                              (250,975)     (280,583)     (253,862)
    Purchase of buildings                                                                        (1,193,834)
    Purchase of leases                                                 (250,000)                   (280,000)
                                                                    ---------------------------------------
Net cash used in investing activities                                (1,406,114)   (1,079,395)   (4,553,872)
                                                                    ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                            10,906
    Proceeds from loan against cash value of insurance                  633,327
    Proceeds from borrowings                                                                      7,150,000
    Dividends paid                                                      (72,368)      (96,182)     (104,787)
    Purchase of common stock                                                (11)                   (548,867)
    Repayment of debt                                                  (577,573)     (578,924)   (3,130,754)
                                                                    ---------------------------------------
Net cash (used in) provided by financing activities                     (16,625)     (664,200)    3,365,592
                                                                    ---------------------------------------
NET INCREASE (DECREASE) IN CASH                                        (209,243)      187,988    (2,992,099)

Cash:

    Beginning of year                                                   507,033       319,045     3,311,144
                                                                    ---------------------------------------
    END OF YEAR                                                     $   297,790   $   507,033   $   319,045
                                                                    =======================================

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1 - THE COMPANY:
---------------------

Three D Departments, Inc. (the Company) operates retail bed, bath and decorative housewares specialty stores. At August 2, 1997 the Company operated 22 stores in three states. The Company operates under the name Three D Bed and Bath in California and Connecticut and under the name Linens Plus in Arizona.

The Company's fiscal year is based on a 52-53 week calendar ending on the Saturday nearest to July 31. The fiscal year 1996 included 53 weeks, the fiscal years 1997 and 1995 included 52 weeks.

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

Inventories

Inventories are valued at the lower of cost or market. In fiscal 1996 the Company changed its method of accounting for inventories to include the costs of certain buying, warehousing, and transportation costs. The Company believes this refinement provides a better measurement of operations by more closely matching revenues with expenses. At the beginning of fiscal 1996 the Company restated its inventory to include $527,040 of such costs. This amount, less the tax effect of $216,613, is reported as a change in accounting principle totaling $310,427. Capitalized costs in inventory at August 2, 1997 and August 3, 1996 were $417,636 and $543,246, respectively.

Pre-Opening Costs

Costs associated with the opening of new stores are expensed in the period incurred.

Property, Fixtures and Improvements

Depreciation and amortization are computed on the straight line method based upon estimated useful lives as follows: buildings - 20 to 25 years; fixtures, furniture and equipment - 3 to 8 years; and leasehold improvements - 4 to 15 years.

Deferred Costs

Deferred costs of leases are amortized over the number of years remaining under such lease agreements. Such costs are recorded net of amortization of $726,483 and $589,978 at August 2, 1997 and August 3, 1996, respectively in the balance sheet. Amortization charged to the statement of operations amounted to $136,509, $129,079 and $106,296 for fiscal years 1997, 1996 and 1995, respectively.

Income Taxes

Income taxes are provided for using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Advertising

Advertising cost is expensed in the period incurred. Advertising costs of $1,127,107, $1,220,658 and $1,703,541 were incurred during the years ended August 2, 1997, August 3, 1996 and July 29, 1995, respectively.

Earnings per Share

Net loss per share is computed based upon the weighted average number of shares outstanding, plus common share equivalents when dilutive. Statement of Financial Accounting Standards No. 128, Earnings Per Share" (SFAS 128), issued in February 1997, would require the Company to report a basic earnings per share and a diluted earnings per share. Basic earnings per share would be computed by dividing net income available to common stockholders by the weighted average shares outstanding during the period, with no assumption of conversion of dilutive common stock equivalents. Diluted earnings per share would be computed by reflecting the potential dilution that could occur if additional shares of common stock were issued upon the exercise of employee stock options. Adoption of SFAS 128 is not expected to have a material impact on the Company's financial statements.

Impairment of Long-Lived assets

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), during fiscal 1997. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the future cash flows on an undiscounted basis to the net book value of the assets. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written down to their fair value. In addition, SFAS 121 requires that assets to be disposed of be measured at the lower of cost or fair value, less estimated costs to sell. Adopting SFAS 121 in fiscal 1997 had no effect on the Company's financial position or results of operations.

Fair Value of Financial Instruments

The carrying amount of cash, accounts and other receivables, accounts payables, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's debt approximates fair value based upon the prevailing market rates. At August 2, 1997, the Company had performance letters of credit outstanding totaling $95,997, which primarily guarantee various trade activities. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing bank.

Reclassification

Certain amounts have been reclassified to conform with the 1997 financial statement presentation.

NOTE 3 - OTHER ASSETS:
----------------------

The Company has life insurance policies on key executives in which the Company is the principal beneficiary. Cash surrender value (net of policy loans of $3,372,767 at August 2, 1997 and $2,739,440 at August 3, 1996) was $906,948 at
August 2, 1997 and $1,142,518 at August 3, 1996. Net cash surrender values are included in other assets.

NOTE 4 - ACCRUED LIABILITIES:
-----------------------------
Accrued liabilities consist of the following:
                                                                                     August 2, 1997  August 3,1996
                                                                                     --------------  --------------
Accrued expenses                                                                         $  805,279      $1,002,702
Accrued salaries and wages                                                                  403,661         403,437
                                                                                     ------------------------------
                                                                                         $1,208,940      $1,406,139
                                                                                     ==============================

NOTE 5 - LONG TERM DEBT:
------------------------
Long-term debt consists of the following:
                                                                                     August 2, 1997  August 3, 1996
                                                                                     --------------  --------------
Note payable - revolving credit loan, payable monthly
through July 28, 2001, interest at prime rate plus 2%
(10.5% at August 2, 1997)                                                                $8,370,227      $8,300,000

Note payable - secured promissory note, payable
monthly through July 28, 1999, principal and interest
at prime rate plus 2% (10.5% at  August 2, 1997)                                            180,000         720,000

Note payable to officer - monthly interest payments of
$4,167 through July, 1996, monthly payments of
principal and interest  through July 1999 at 10% interest                                   210,530         479,933

Capitalized lease obligation, due in monthly
installments of $6,239 including interest at 10.25%
through October, 1996. Secured by computer
equipment                                                                                                    18,397
                                                                                     ------------------------------
                                                                                          8,760,757       9,518,330
Less current portion                                                                        263,580         374,920
                                                                                     ------------------------------
                                                                                         $8,497,177      $9,143,410
                                                                                     ==============================

Scheduled maturities for total debt outstanding at August 2, 1997 are as follows:

                                                  Fiscal year:
                                                         1998       $  263,580
                                                         1999           92,332
                                                         2000           34,618
                                                         2001        8,370,227
                                                                     ---------
                                                  Total             $8,760,757
                                                                    ==========

The revolving credit loan, as amended matures on July 28, 2001, and provides for borrowings of 60% of eligible inventory not to exceed a maximum of $12,000,000, of which $8,370,227 was outstanding at August 2, 1997. Payments of principal are required only if inventory falls below 167 percent of the amount then outstanding. A commitment fee of 0.5% per annum on the average unused amount is required.

Both the revolving credit line and the secured promissory note are secured by inventory, fixtures and receivables of the Company. The agreement requires the Company to maintain certain financial covenants, some of which limit capital expenditures and dividend payments and restrict disposal of assets without prior approval. At August 2, 1997 the Company was in compliance with all covenants.

NOTE 6 - OTHER LIABILITIES:
---------------------------
In September 1994, the Company entered into an agreement to purchase a favorable lease for approximately $750,000. The agreement calls for annual payments of $150,000 for five years. The outstanding balance at August 2, 1997 is $300,000 of which $150,000 is current and included in current liabilities.

NOTE 7 - INCOME TAXES:
---------------------
The provision (benefit) for income taxes for each of the three fiscal years in the period ended August 2, 1997 comprised the following:

                                          1997           1996            1995
                                          ----           ----            -----
Current tax expense
  Federal                               $      0       $      0       $         0
                                        ------------------------------------------
   State                                       0              0            13,000
                                               0              0            13,050
Deferred tax expense
    Federal                                    0              0         (381,403)
    State                                      0              0          (87,418)
                                        ------------------------------------------
                                               0              0         (468,821)
                                        ------------------------------------------
                                         $      0       $      0       $(455,771)
                                        ==========================================

The differences between the Company's effective income tax rate and the statutory U.S. federal income tax rate for each of the three fiscal years in the period ended August 2, 1997 are as follows:

                                                                   1997     1996       1995
                                                                 -------   ------   ---------
          Statutory  U.S. federal income tax rate                (34.0)%   (34.0)     (34.0)%
          State taxes, net of federal benefit                    (5.7)%   (6.5)%      (7.1)%
          Life insurance premiums                                (3.1)%   (1.3)%      (3.5)%
          Valuation allowance                                    42.8%    37.3%
          Other                                                   0.0%     4.5%      (1.7)%
                                                                 ----------------------------
                                                                  0.0%     0.0%     (46.3)%
                                                                 ============================

Deferred tax assets and liabilities as of August 2, 1997 and August 3, 1996 relate to the following:

          Deferred tax assets                            August 2, 1997   August 3, 1996
                                                         ---------------  ---------------
          Inventories                                       $    13,058       $   11,591
          Contribution carry forwards                            13,445           12,292
          Accrued vacation                                       25,431           24,044
          Accrued compensation                                   87,612           81,057
          Loss carry forwards                                 1,911,572        1,210,052
          Leasehold improvements                                321,278          235,115
                                                         -------------------------------
          Total deferred tax assets                           2,372,396        1,574,151
          Valuation allowance for deferred tax assets        (1,289,313)        (478,929)
                                                         -------------------------------
          Net deferred tax assets                             1,083,083        1,095,222
          Deferred tax liabilities:
          Fixtures and equipment                                473,016          485,155
                                                         -------------------------------
          Total net deferred tax assets                     $   610,067       $  610,067
                                                         ===============================

At August 2, 1997 the Company had federal net operating loss carry forwards of $4,242,239 expiring from 2009 through 2012 and state net operating loss carry forwards of approximately $4,571,453 expiring from 1998 through 2002. The ultimate realization of deferred tax assets, net of the valuation allowance, of $1,083,083 depends on the Company's ability to generate sufficient taxable income in the future. A portion of this asset will be realized through the reversal of taxable temporary differences totaling $473,016 reflected as deferred tax liabilities in the financial statements. Certain tax planning strategies combined with the Company's plans for fiscal 1998 and beyond provide the basis for management's conclusion that it is more likely than not that the Company will generate sufficient taxable income to realize the net deferred tax asset recorded at August 2, 1997. The amount of the deferred tax asset could be reduced in the near term if estimates of future taxable income are reduced. The increase in the valuation allowance during fiscal 1997 is attributable to loss carry forwards in the current year for which no benefit was recognized.

NOTE 8 - STOCKHOLDERS' EQUITY:
-----------------------------

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

The Company's Board of Directors has authorized the Company to repurchase shares of the Company's common stock in the open market (the total amount of common stock authorized to be repurchased was increased to $2,350,000 in fiscal 1988). The total shares held as treasury stock will be used for various corporate purposes, including the issuance under the Company's stock option plans.

NOTE 9 -EMPLOYEE BENEFITS:
--------------------------

Effective June 1, 1996 the Company adopted the Three D Departments, Inc. Employee Savings and Profit Sharing Plan (the Plan) under section 401(k) of the Internal Revenue Code. All employees who have completed 90 days of service, have attained the age of 21 years and worked at least 1,000 hours are eligible to participate in the Plan. The Plan is funded by voluntary employee salary deferrals of up to 15% of annual compensation and employer matching contributions equal to five percent of the Company's net income. There was no Company contribution for the fiscal years ended August 2, 1997 and August 3, 1996.

The Company has a deferred compensation agreement with an officer providing for payments of $20,000 annually for ten years after retirement. In the event of death, the unpaid balance is payable in two equal installments. The liability under this agreement has been accrued as of August 2, 1997.

The Company has a non-qualified and two qualified stock option plans (the "1983 Plan" and the "1993 Plan") that provide for the granting of options to purchase the Company's common stock to selected key employees, officers and directors.

Under the 1988 non-qualified Stock Option Plan, a maximum of 100,000 shares of Class A common stock are authorized for grants at not less than 100% of fair market value on date of grant and expire ten years after the date of grant. Options are exercisable in cumulative amounts at 25% per year, one year from the date of grant. At August 2, 1997 100,000 shares were available for future grants.

Under the 1983 Plan, shares were authorized for grants at not less than 100% of fair market value on date of grant. Options were exercisable in cumulative amounts at 25% per year commencing in the first year and expire ten years after date of grant. In June 1992, the 1983 Plan expired and no additional shares will be granted under the 1983 Plan.

The 1993 Plan , as amended, authorizes options for a maximum of 300,000 shares of Class A common stock and 300,000 shares of Class B common stock to be granted at not less than 100% of fair market value on the date of grant. Options are exercisable in cumulative amounts at 25% per year one year from the date of grant, and expire ten years after date of grant. Under the 1993 Plan, the number of options granted to any single employee in a twelve month period is limited to 100,000 shares. As of August 2, 1997 remaining options open for grant to employees , officers and directors were 189,500 Class A shares and 161,309 Class B shares.

Information with respect to the Company's stock option plans is summarized below for each of the three fiscal years in the period ended August 2, 1997:

                                     1997                    1996                  1995
                              --------------------    ------------------     ------------------

                                         Weighted               Weighted               Weighted
                                          Average                Average                Average
                                         Exercise               Exercise               Exercise
                               Shares     Price       Shares     Price       Shares     Price
     Outstanding at
      beginning of year        334,889     $  2.02    375,389       $2.05    268,889       $2.62

         Granted                                       25,000        1.63    150,000        1.20
         Exercised                                     (7,750)       1.41
         Canceled              (12,000)       2.36    (57,750)       2.14    (43,500)       2.67
                              ------------------------------------------------------------------
     Outstanding at end
      of year                  322,889     $  2.01    334,889       $2.02    375,389       $2.05

                              ==================================================================

     Option price             $  1.125                $ 1.125               $  1.125
     range at end                to                      to                     to
      of year                 $  5.250                $ 5.250               $  5.250

     Weighted average
      fair value
     of options granted              -                $  1.53                      -

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation" which encourages, but does not require companies to recognize compensation cost for stock-based compensation plans over the vesting period based upon the fair value of awards on the date of the grant. However, the Statement allows the alternative of the continued use of the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25

(APB 25), "Accounting for Stock Issued to Employees". Therefore, as permitted, the Company will continue to apply APB 25, and related interpretations, in accounting for its stock-based compensation plans. Had compensation cost for these plans been determined in accordance with SFAS 123 the Company's net loss and loss per common share would have been increased to the following pro forma amounts as presented below:

                                                      1997             1996
                                                  ------------      ----------
Net loss:                    As reported          ($1,676,749)      ($975,141)
Pro forma                                         ($1,686,249)      ($984,641)
Net loss per common share:   As reported               ($0.69)         ($0.40)
Pro forma                                              ($0.69)         ($0.40)

At the end of fiscal 1997, the total options had an average remaining life of
5.7 years. At the end of fiscal 1997 there were 217,466 options exercisable at an average price of $2.29. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants during 1996: risk free interest rate of 4.99%; expected volatility of 115%; expected dividend yield of .8%, and the expected life of the options was ten years.

NOTE 10 - RELATED PARTIES:
--------------------------

In October, 1996 the Company sold a residence it owned in West Hartford, Connecticut to an officer, director and a shareholder of the Company, in exchange for a reduction of $180,000 in the note payable the Company owes to the officer. The Company obtained an independent appraisal of the property prior to the transaction, reviewed the appraisal with the Company's executive committee and believes the price is competitive with those of similar properties. The Company recorded a gain of $78,833 in connection with this transaction.

In December 1994, the Company entered into a note agreement to borrow $500,000 from an officer, director and shareholder of the Company. The agreement provides for interest payable monthly at 10% for the first eighteen months and interest and principal thereafter with the final payment due in July, 1999. The outstanding balance at August 2, 1997 is $210,530 and is included in long-term debt.

In May 1992, an officer, director and stockholder of the Company entered into a note agreement with the Company to borrow $37,107. The agreement provides for interest to accrue at 8.5% annually for four years with principal and interest due in May 1995. In May 1995, the Company agreed to extend the note maturity until December 1997. In May 1995, the Company also increased the interest on the note to 10.75% per annum. The outstanding balance at August 2, 1997 is $60,525 and is included in receivables.

In May 1990, the Company entered into a lease agreement for space in a shopping center in which several officers and directors of the Company have 41% ownership. During fiscal 1997, 1996, and 1995, the Company paid approximately $170,000, $153,000, and $119,000 respectively, in rent for such space. Management believes the terms of the lease are competitive with those available for similar properties.

A stockholder, officer and director of the Company is the principal stockholder of an insurance agency used by the Company. During fiscal 1997, 1996 and 1995, the Company paid insurance premiums on insurance policies issued through this agency of $93,163, $383,874, and $451,000, respectively. Management believes that such premiums are competitive with those charged by unrelated insurance brokers.

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

Aggregate annual minimum rental commitments at August 2, 1997, excluding real estate taxes and certain other expenses, under the aforementioned leases are as follows:

                         Fiscal Year    Rental (000's)
                         -----------    --------------

                             1998             $ 4,609
                             1999               4,100
                             2000               3,823
                             2001               3,325
                             2002               2,808
                         thereafter            12,303
                                        --------------
                                              $30,968
                                        ==============

Total rents charged against income, including payments for real estate taxes and certain other expenses, amounted to $5,914,749 in fiscal 1997, $5,917,020 in fiscal 1996, and $5,583,191 in fiscal 1995.

NOTE 12 - STATEMENTS OF CASH FLOWS:
-----------------------------------
For the three fiscal years in the period ended August 2, 1997, supplemental cash flow information is as follows:

                                                                             1997          1996          1995
                                                                          ------------  ------------  ------------
               Interest paid                                              $ 1,210,227   $ 1,317,052   $ 1,045,875
               Income taxes paid (refunded)                                                 (86,084)        3,858
               Non-cash investing transaction for
               purchase of lease                                                                          600,000
               Sale of land and building in exchange for
               reduction of notes payable to officer                          180,000

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
----------------------------------------------------------

                                    First        Second        Third        Fourth          Full
                                   Quarter       Quarter      Quarter       Quarter          Year
                                 -----------   -----------  -----------   -----------   -----------
Revenues
1997                             $10,987,481   $13,213,052  $ 9,807,148   $10,174,197   $44,181,878
1996                               1,211,796    13,922,571   10,419,704    11,391,004    47,851,248

Income (loss) before taxes
1997                                (529,973)      237,192     (581,635)     (802,333)   (1,676,749)
1996                                (620,465)      319,232     (237,488)     (746,847)   (1,285,568)

Net income (loss)
1997                                (529,973)      237,192     (581,635)     (802,333)   (1,676,749)
1996                                 (47,156)      169,516     (148,289)     (949,212)     (975,141)

Net income (loss) per share
1997                             $     (0.22)  $      0.10  $     (0.24)  $     (0.33)  $     (0.69)
1996                                   (0.02)         0.07        (0.06)        (0.39)        (0.40)

The 1996 first quarter net loss of $47,156 is net of $310,427 credit for the cumulative effect of change in accounting principle relating to the capitalization in inventory of certain buying, warehousing, and transportation costs.