Form 10-Q
period 1997-11-01
THREE D DEPARTMENTS INC
filed 1997-12-16
CIK 34169

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended November 1, 1997

                                      OR

  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Commission File Number: 1-5967


                           THREE D DEPARTMENTS, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                                06-0733200
      (State or other jurisdiction of                  (IRS Employer
       Incorporation or organization)               Identification No.)


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

                   Yes  [X]                         No  [_]

As of November 30, 1997, there were 1,174,494 shares of Class A common stock and 1,264,455 shares of Class B common stock, par value $.25, outstanding.

================================================================================

                           THREE D DEPARTMENTS, INC.


                                     INDEX


                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

              Balance Sheet at November 1, 1997 and August 2, 1997..........   3

              Statement of Operations for the thirteen week periods ended
               November 1, 1997 and November 2, 1996........................   4

              Statement of Cash Flows for the thirteen-week periods ended
               November 1, 1997 and November 2, 1996........................   5

              Notes to Financial Statements.................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................   7


                          PART II.  OTHER INFORMATION


Item 5.  Exhibits and Reports on Form 8-K...................................   9

              Signatures....................................................   9

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

                           THREE D DEPARTMENTS, INC.
                           -------------------------
                                 BALANCE SHEET
                                 -------------

                                                       November 1,    August 2,
                                                          1997          1997
                                                       -----------   -----------
                                                       (unaudited)
                                                       -----------
                                    ASSETS
                                    ------
CURRENT ASSETS
--------------
    Cash                                               $   309,232   $   297,790
    Receivables                                            413,163       397,460
    Inventories                                         15,450,333    15,585,221
    Prepaid expenses                                       517,008       251,900
    Deferred income taxes                                   35,635        35,635
                                                       -----------   -----------
        Total current assets                            16,725,371    16,568,006
PROPERTY, FIXTURES AND IMPROVEMENTS, at cost
-----------------------------------
    Buildings                                            1,193,834     1,193,834
    Fixtures and equipment                               9,262,185     8,943,029
    Leasehold improvements                               3,022,826     3,014,051
                                                       -----------   -----------
                                                        13,478,845    13,150,914
        Less - accumulated depreciation                  7,580,619     7,269,480
                                                       -----------   -----------
                                                         5,898,226     5,881,434
OTHER ASSETS
------------
    Deferred cost of leases, net                         1,208,230     1,247,924
    Deferred income taxes                                  574,432       574,432
    Other                                                  931,384     1,068,528
                                                       -----------   -----------
                                                         2,714,046     2,890,884
                                                       -----------   -----------
                                                       $25,337,643   $25,340,324
                                                       ===========   ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES
-------------------
    Long-term debt - current portion                   $   205,686   $   263,580
    Accounts payable                                     5,944,913     5,442,886
    Accrued liabilities                                    736,928     1,208,940
                                                       -----------   -----------
        Total current liabilities                        6,887,527     6,915,406
LONG-TERM DEBT, LESS CURRENT PORTION                     8,911,682     8,497,177
------------------------------------
DEFERRED COMPENSATION                                      200,000       200,000
---------------------
OTHER LIABILITIES                                          863,217       791,941
-----------------
STOCKHOLDER'S EQUITY
--------------------
    Preferred stock; $.25 par value; authorized
     300,000 shares; none issued
    Common stock; $.25 par value
    Class A - authorized 6,000,000; issued 1,676,969       419,242       419,242
    Class B - authorized 6,000,000; issued 1,563,863       390,966       390,966
    Additional paid-in capital                           1,255,525     1,255,525
    Retained earnings                                    8,214,228     8,674,811
                                                       -----------   -----------
                                                        10,279,961    10,740,544
    Less - 804,883 shares of common stock in
     treasury, at cost                                   1,804,744     1,804,744
                                                       -----------   -----------
                                                         8,475,217     8,935,800
COMMITMENTS
-----------                                            -----------   -----------
                                                       $25,337,643   $25,340,324
                                                       ===========   ===========

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                            STATEMENT OF OPERATIONS
                            -----------------------

                                  (Unaudited)
                                  -----------


                                                For the thirteen weeks ended
                                                ----------------------------
                                            November 1, 1997   November 2, 1996
                                            ----------------   ----------------
Sales                                          $10,395,796        $10,987,481

Costs and expenses
    Cost of sales, including warehousing,
     transportation and buying expenses          5,934,552          6,351,955
    Store operating, administrative and
     general expenses                            4,599,428          4,841,473
                                               -----------        -----------
Operating loss                                    (138,184)          (205,947)
Interest expense                                   322,400            324,026
                                               -----------        -----------
Loss before income taxes                          (460,584)          (529,973)
Benefit for income taxes
                                               -----------        -----------
Net loss                                       $  (460,584)       $  (529,973)
                                               ===========        ===========
Net loss per share                             $     (0.19)       $     (0.22)
                                               ===========        ===========
Weighted average number of common shares
 outstanding                                     2,425,549          2,435,961
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

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------
                                  (Unaudited)

                                            For the thirteen weeks ended
                                      November 1, 1997          November 2, 1996
Cash flows from operating
 activities:
Net loss                              $      (460,584)          $      (529,973)
Adjustments to reconcile net loss to
 cash provided from operating
 activities:
  Depreciation and amortization               374,959                   411,765
  Increase in cash value of life
   insurance                                  (85,359)                  (85,359)
  Gain (loss) on sales of fixtures
   and improvements                                                     101,168
  Changes in assets and liabilities:
    Accounts receivable                       (15,703)                    6,647
    Inventories                               134,888                   (78,276)
    Prepaid expenses                         (265,108)                   (5,441)
    Prepaid income taxes                                                (54,208)
    Accounts payable and accrued
     liabilities                               30,015                   287,024
    Other liabilities                         272,551                    48,608
                                      -----------------------------------------
Net cash (used in) provided by
 operating activities                         (14,341)                  101,955
Cash flows from investing
 activities:
  Proceeds from sales of fixtures
  Purchase of fixtures, equipment
   and improvements                          (327,931)                 (228,374)
  Purchase of software                         (2,897)                   (2,942)
                                      -----------------------------------------
Net cash used in investing
 activities                                  (330,828)                 (231,316)
Cash flows from financing
 activities:
  Dividends paid                                                        (24,111)
  Proceeds from borrowings                    356,611
  Repayment of debt                                                    (174,125)
                                      -----------------------------------------
Net cash (used in) provided by
 financing activities                         356,611                  (198,236)
Net increase (decrease) in cash
 and cash equivalents                          11,442                  (327,597)
Cash and cash equivalents:
  Beginning of period                         297,790                   507,033
                                      -----------------------------------------
  End of period                       $       309,232           $       179,436
                                      =========================================

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.

                         Notes to Financial Statements

1. The financial statements for the thirteen week periods ended November 1, 1997 and November 2, 1996, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended August 2,1997. The results of operations for the thirteen-week period ended November 1, 1997, are not necessarily indicative of the results for the entire fiscal year ending August 1, 1998.

2. The accounting policies followed by the Company for the unaudited interim periods contained herein, are substantially the same as outlined in the Company's Annual Report to Shareholders for the fiscal year ended August 2, 1997, which should be read in conjunction with this quarterly report.

                           THREE D DEPARTMENTS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIRTEEN WEEK PERIODS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996
-----------------------------------------------------------------

Sales
Sales were $10,395,796 for the thirteen week period ended November 1, 1997 compared to sales of $10,987,481 for the thirteen week period ended November 2, 1996, a decrease of $591,685 or 5.4%. In August 1997, the Company opened a new 25,000 square foot superstore in Orange, Connecticut. A decrease of 8.1% in comparable store sales was primarily due to the elimination of a promotional event during the month of October 1997, and secondarily to additional competition in some of the markets in which the Company operates. The sales from the new store helped to offset in part, the decline in sales from comparable stores.

Cost of sales.
Cost of sales for the thirteen weeks ended November 1, 1997, was 57.1% of sales compared to 57.8% for the thirteen-week period ended November 2, 1996. The slight improvement in cost of sales was related to fewer markdowns and promotional selling events in the current period.

Store operating, administrative and general expenses.
Store operating, administrative and general expenses for the thirteen week period ended November 1, 1997, reduced to $4,599,428 compared to $4,841,473 in the same period of the prior year. The reduction in operating expenses was primarily related to a reduction of advertising expenditures and to a lesser extent a reduction of payroll expense.

Interest expense.
Interest expense for the thirteen-week periods ended November 1, 1997 and November 2, 1996 was $322,400 and $324,026 respectively.

Quarterly results.
Loss before income taxes was reduced to $460,584 versus $529,973 for the same period in the prior year. Reduced markdowns and reduced expenses were the primary contributing factors. Net loss for the thirteen-week period ended November 1, 1997, was $460,584 compared to a net loss of $529,973 in the same period of the prior year. The Company did not record a benefit for income taxes attributable to the loss generated for the quarter ended November 1, 1997 or for the quarter ended November 2, 1996. The specialty domestics segment of the retail industry has seen increased competition with corresponding pressure on sales and margins.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At November 1, 1997, working capital was $9,837,844 compared to $9,652,600 at the beginning of the fiscal year. Cash used in operating activities was $14,341 and additionally the Company used cash in the purchase of $330,828 of fixtures and equipment, most of which was incurred through the construction of a new 25,000 square foot superstore in Orange, Connecticut. The Company increased its borrowings during the quarter ended November 1, 1997 by $356,611.

FORWARD LOOKING STATEMENTS
--------------------------

The preceding Business and Management's Discussion and Analysis contain various forward looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the ability of the Company to obtain positive cash flow from its current portfolio of stores; the ability of the Company to maintain its credit facilities; and sufficiency of the Company's working capital, bank loan agreement and cash flow from operating activities for the Company's future operating and capital requirements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitations, the following: decline in demand for merchandise offered by the Company; the ability of the Company to gauge the fashion tastes of its customers and provide merchandise to satisfy customer demand; the ability of the Company to hire and train employees; the possible unavailability of merchandise from the Company's vendors and private label suppliers; the effect of economic conditions in the Company's markets, the effect of severe weather or natural disaster; and the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in these statements.

                           THREE D DEPARTMENTS, INC.


PART II. - OTHER INFORMATION


Item 5.   Exhibits and Reports of Form 8-K

The Company was not required to file a report on Form 8-K for any event during the thirteen-week period ended November 1, 1997.

                           THREE D DEPARTMENTS, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 13, 1997                 THREE D DEPARTMENTS, INC.
                                         -------------------------
                                               (Registrant)



                                         ________________________________
                                         Steven Kerkstra
                                         Vice President and
                                         Chief Financial Officer




                                         ________________________________
                                         Ronald C. Dow
                                         Controller and Treasurer