Form 10-Q
period 1998-01-31
THREE D DEPARTMENTS INC
filed 1998-03-17
CIK 34169

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



(Mark One)

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the period ended January 31, 1998


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


As of January 31, 1998, there were 1,171,494 shares of Class A common stock and 1,264,455 shares of Class B common stock, par value $.25, outstanding.

                           THREE D DEPARTMENTS, INC.



                                     INDEX



                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:

                 Balance Sheet at January 31, 1998 and August 2, 1997........ 3

                 Statement of Operations for the thirteen and twenty-six
                  week periods ended January 31, 1998 and February 1, 1997... 4

                 Statement of Cash Flows for the twenty-six week periods
                  ended January 31, 1998 and February 1, 1997................ 5

                 Notes to Financial Statements............................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations....................................... 7


                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................. 10

Item 5.  Exhibits and Reports on Form 8-K.................................... 10

         Signatures.......................................................... 11

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

                           THREE D DEPARTMENTS, INC.
                           -------------------------
                                 BALANCE SHEET
                                 -------------

                                                                         January 31, 1998     August 2, 1997
                                                                         ----------------     --------------
                               ASSETS                                       (Unaudited)
CURRENT ASSETS
--------------
    Cash                                                                      $   627,078        $   297,790
    Receivables                                                                   410,541            397,460
    Inventories                                                                13,268,770         15,585,221
    Prepaid expenses                                                              516,887            251,900
    Deferred income taxes                                                          35,635             35,635
                                                                              -----------        -----------
        Total current assets                                                   14,858,911         16,568,006

PROPERTY, FIXTURES AND IMPROVEMENTS, at cost
--------------------------------------------
    Buildings                                                                   1,193,834          1,193,834
    Fixtures and equipment                                                      9,289,463          8,943,029
    Leasehold improvements                                                      3,023,426          3,014,051
                                                                              -----------        -----------
                                                                               13,506,723         13,150,914
        Less - accumulated depreciation                                         7,869,570          7,269,480
                                                                              -----------        -----------
                                                                                5,637,153          5,881,434

OTHER ASSETS
------------
    Deferred cost of leases, net                                                1,168,533          1,247,924
    Deferred income taxes                                                         574,432            574,432
    Other                                                                       1,197,560          1,068,528
                                                                              -----------        -----------
                                                                                2,940,525          2,890,884
                                                                              -----------        -----------
                                                                              $23,436,589        $25,340,324
                                                                              ===========        ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES
-------------------
    Long-term debt - current portion                                          $   147,847        $   263,580
    Accounts payable                                                            4,633,710          5,442,886
    Accrued liabilities                                                         1,117,976          1,208,940
                                                                              -----------        -----------
        Total current liabilities                                               5,899,533          6,915,406

LONG-TERM DEBT, LESS CURRENT PORTION                                            7,743,721          8,497,177
------------------------------------
DEFERRED COMPENSATION                                                             200,000            200,000
---------------------
OTHER LIABILITIES                                                                 954,568            791,941
-----------------
STOCKHOLDER'S EQUITY
--------------------
    Preferred stock; $.25 par value; authorized 300,000 shares;
     none issued
    Common stock; $.25 par value
    Class A - authorized 6,000,000; issued 1,676,969                              419,242            419,242
    Class B - authorized 6,000,000; issued 1,563,863                              390,966            390,966
    Additional paid-in capital                                                  1,255,525          1,255,525
    Retained earnings                                                           8,377,778          8,674,811
                                                                              -----------        -----------
                                                                               10,443,511         10,740,544
    Less - 804,883 shares of common stock in treasury, at cost                  1,804,744          1,804,744
                                                                              -----------        -----------
                                                                                8,638,767          8,935,800
                                                                              -----------        -----------
                                                                              $23,436,589        $25,340,324
                                                                              ===========        ===========


                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------


                            STATEMENT OF OPERATIONS
                            -----------------------

                                  (Unaudited)
                                  -----------




                                                For the thirteen weeks ended       For the twenty-six weeks ended

                                               January 31,      February 1,         January 31,        February 1,
                                              -------------   ----------------   -----------------   ---------------
                                                  1998              1997               1998               1997
                                              -------------   ----------------   -----------------   ---------------
Sales                                           $12,129,386        $13,213,052         $22,525,183      $ 24,200,533

Cost of sales, including warehousing,
 transportation and buying expenses               6,928,128          7,581,481          12,862,681        13,813,030

Store operating, administrative and
 general expenses                                 4,725,446          5,077,816           9,324,875        10,039,695
                                                -----------        -----------         -----------      ------------
Operating income                                    475,812            553,755             337,627           347,808
Interest expense                                    312,261            316,563             634,660           640,589
                                                -----------        -----------         -----------      ------------
Income (loss) before income taxes                   163,551            237,192            (297,033)         (292,781)

Income taxes                                              0                  0                   0                 0
                                                -----------        -----------         -----------      ------------
Net income (loss)                               $   163,551        $   237,192         $  (297,033)     $   (292,781)
                                                ===========        ===========         ===========      ============

Net income (loss) per share                     $      0.07        $      0.10         $     (0.12)     $      (0.12)
                                                ===========        ===========         ===========      ============

Weighted average number of common shares
 outstanding                                      2,435,949          2,435,949           2,435,949         2,435,961
                                                ===========        ===========         ===========      ============

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.
                           -------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                  (Unaudited)


                                                                Twenty-six Week Periods Ended
                                                             January 31, 1998    February 1, 1997
                                                             ----------------    ----------------
Cash flows from operating activities:
Net loss                                                           $ (297,033)         $ (292,781)
Adjustments to reconcile net loss to cash provided from
 operating activities:
  Depreciation and amortization                                       749,794             577,813
  Increase in cash value of life insurance                           (170,438)           (170,718)
  Gain (loss) on sales of fixtures and improvements                     4,500             111,636
Changes in assets and liabilities:
    Accounts receivable                                               (13,081)             33,022
    Inventories                                                     2,316,451           1,328,306
    Prepaid expenses                                                 (264,987)            285,823
    Prepaid income taxes                                                    0             (90,375)
    Accounts payable and accrued liabilities                         (900,140)           (982,410)
    Other liabilities                                                 162,627              95,807
                                                                   ----------          ----------
Net cash provided by operating activities                           1,587,693             896,123
Cash flows from investing activities:
    Purchase of fixtures, equipment and improvements                 (382,318)           (448,738)
    Purchase of software                                               (6,898)             (6,921)
                                                                   ----------          ----------
Net cash used in investing activities                                (389,216)           (455,659)
Cash flows from financing activities:
    Dividends paid                                                          0             (48,239)
    Repayment of debt                                                (869,189)           (843,705)
    Purchase of treasury stock                                              0                 (11)
                                                                   ----------          ----------
Net cash used in financing activities                                (869,189)           (891,955)
                                                                   ----------          ----------
Net increase (decrease)  in cash and cash equivalents                 329,288            (451,491)
Cash and cash equivalents:
    Beginning of period                                               297,790             507,033
                                                                   ----------          ----------
    End of period                                                  $  627,078          $   55,542
                                                                   ==========          ==========

                See accompanying notes to financial statements.

                           THREE D DEPARTMENTS, INC.

                         Notes to Financial Statements


     1. The financial statements for the thirteen and twenty-six week periods ended January 31, 1998 and February 1, 1997, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 1997. The results of operations for the thirteen and twenty-six week periods ended January 31, 1998, are not necessarily indicative of the results for the entire fiscal year ending August 1, 1998.



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

                                 THREE D DEPARTMENTS, INC.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Thirteen week periods ended January 31, 1998 and February 1, 1997
-----------------------------------------------------------------

Sales. Sales were $12,129,386 for the thirteen week period ended January 31, 1998 compared to $13,213,052 for the thirteen week period ended February 1, 1997, a decrease 8.2%. Sales for stores open in both periods were $11,679,480 for the thirteen week period ended January 31, 1998 and $13,069,480 for the thirteen week period ended February 1, 1997. The Company eliminated a promotional event in November 1997, and reduced advertising coverage in December 1997. The Company closed one store in prior periods which has resulted in a net decrease in sales of $143,804 for the thirteen week period ended January 31, 1998.

Cost of sales. Cost of sales for the thirteen week period ended January 31, 1998, was 57.1% of sales compared to 57.4% for the thirteen week period ended February 1, 1997. There were no material changes in the merchandise mix or promotional discounts offered over the prior year.

Store operating, administrative and general expenses. Store operating, administrative and general expenses for the thirteen week period ended January 31, 1998 were $4,725,446 compared to $5,077,816 in the same period of the prior year. The decrease in operating expenses was principally related to a decrease of advertising expenditures over the prior period.

Interest expense. Interest expense for the thirteen week periods ended January 31, 1998 and February 1, 1997 was $312,261 and $316,563, respectively.

Income tax expense. No income tax expense was recognized for the quarter ended January 31, 1998. The Company has previously established a valuation allowance against deferred tax assets which related primarily to operating loss carry forwards generated in fiscal years 1994 through 1997. Accordingly, the Company continues to record a tax valuation allowance against the tax benefit that may be realized from the operating loss generated in the twenty-six weeks ended January 31, 1998.

Quarterly results. Income before income taxes was $163,551 versus $237,192 for the same period in the prior year. Net income for the thirteen-week period ended January 31, 1998, was $163,551 compared to net income of $237,192 in the same period of the prior year. The specialty domestics segment of the retail industry has seen increased competition with corresponding pressure on sales and margins.

Twenty-six week periods ended January 31, 1998 and February 1, 1997
-------------------------------------------------------------------

Sales. Sales were $22,525,183 for the twenty-six week period ended January 31, 1998 compared to $24,200,533 for the twenty-six week period ended February 1, 1997, a decrease 6.9%. Sales for stores open in both periods were $21,544,880 for the twenty-six week period ended January 31, 1998 and $23,903,696 for the twenty-six week period ended February 1, 1997, a decrease of 9.9%. The Company has reduced the frequency of promotional events in fiscal 1998. The Company closed one store in prior periods which has resulted in a net decrease in sales of $296,837 for the twenty-six week period ended January 31, 1998.

Cost of sales. Cost of sales for the twenty-six week period ended January 31, 1998, was 57.1% of sales compared to 57.1% for the twenty-six week period ended February 1, 1997. There were no material changes in the merchandise mix or promotional discounts offered over the prior year.

Store operating, administrative and general expenses. Store operating, administrative and general expenses for the twenty-six week period ended January 31, 1998, were $9,324,875 compared to $10,039,695 in the same period of the prior year. The decrease in operating expenses was principally related to a decrease of advertising expenditures over the prior period.

Interest expense. Interest expense for the twenty-six week periods ended January 31, 1998 and February 1, 1997 was $634,660 and $640,589, respectively.

Income tax expense. No income tax benefit was recognized for the twenty-six weeks ended January 31, 1998. The Company has previously established a valuation allowance against deferred tax assets, which related primarily to operating loss carry forwards generated in fiscal years 1994 through 1997. Accordingly, the Company continues to record a tax valuation allowance against the tax benefit that may be realized from the operating loss generated in the twenty-six weeks ended January 31, 1998.


Twenty-six week results. Loss before income taxes was $297,033 versus a loss of $292,781 for the same period in the prior year. Net loss for the twenty-six week period ended January 31, 1998, was $297,033 compared to a net loss of $292,781 in the same period of the prior year. The specialty domestics segment of the retail industry has seen increased competition with corresponding pressure on sales and margins.

LIQUIDITY AND CAPITAL RESOURCES. At January 31, 1998, working capital was
-------------------------------
$8,959,378 compared to $9,652,600 at the beginning of the fiscal year. Cash generated by operations was $1,587,693, which was offset by debt reduction of $869,189 and expenditures on capital improvements of $389,216.

The Company believes the home furnishings specialty store segment is targeted toward the upper moderate customer, and that many customers who would prefer a specialty store environment are priced out of the market and shop for home furnishings in traditional promotional chains. The Company is undertaking a program to refurbish some of its existing stores and will merchandise these stores to create an attractive offering to the moderate customer. In March 1997, the Company expanded its line of credit with Foothill Capital Corporation from $9,000,000 to $12,000,000. The expansion of the line of credit is earmarked to fund working capital requirements as the Company increases its merchandise content.

Management believes that cash from operations, coupled with its credit resources and line of credit will be sufficient to meet the Company's operational and capital needs for the remainder of the fiscal year ending August 1, 1998.

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

The Company held its Annual Meeting of Shareholders on January 16, 1998. The following were elected to the Board of Directors:


               Directors Representing Class A Common Shareholders
               --------------------------------------------------


     Name                 Votes For          Votes Withheld
     ----                 ---------          --------------
     Abe Markowicz        898,160 (76.7%)    135,682 (11.6%)
     John B. Dawson       906,380 (77.4%)    127,462 (10.9%)

      There were no abstentions and no broker non-votes for any nominee.



               Directors Representing Class B Common Shareholders
               --------------------------------------------------



     Name                 Votes For          Votes Withheld
     ----                 ---------          ----------------
     Bernard Abrams         915,636 (72.4%)    116,191 (9.2%)
     Donald L. Abrams     1,025,785 (81.1%)      6,042 (.5%)
     Steven R. Kerkstra     917,636 (72.5%)    114,337 (9.0%)
     Jennie Daniells      1,025,785 (81.1%)      6,042 (.5%)

       There were no abstentions and no broker non-votes for any nominee.



Item 5.   Exhibits and Reports of Form 8-K

On January 16, 1998 the Company filed a report on Form 8-K disclosing a change in the Company's certifying accountant for the fiscal year ended August 1, 1998. The previous independent accountant was Price Waterhouse LLP. There were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. BDO Seidman was appointed as the certifying accountant for the fiscal year ended August 1, 1998. The Board of Directors participated in and approved the decision.

                           THREE D DEPARTMENTS, INC.


                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: March 16, 1998



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