Form 10-Q
period 1998-05-02
THREE D DEPARTMENTS INC
filed 1998-06-22
CIK 34169

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934. For the period ended May 2, 1998.

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

                         TELEPHONE NUMBER (714) 662-0818
               (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           Yes X               No
                              ---                ---

As of May 2, 1998, there were 1,676,969 shares of Class A common stock and 1,563,863 shares of Class B common stock, par value $.25, outstanding.

================================================================================

                            THREE D DEPARTMENTS, INC.



                                      INDEX


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheet at May 2, 1998 and August 2, 1997.......................3

         Statement of Operations for the thirteen and thirty-nine week periods ended May 2, 1998 and May 3, 1997.........................4

         Statement of Cash Flows for the thirty-nine week periods ended
             May 2, 1998 and May 3, 1997.......................................5

         Notes to Financial Statements.........................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................7

                           PART II. OTHER INFORMATION
Item 5.  Other information....................................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................10

         Signatures...........................................................10



PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            THREE D DEPARTMENTS, INC.
                            -------------------------

                                  BALANCE SHEET
                                  -------------

                                                                                   May 2, 1998      August 2, 1997

                                       ASSETS                                   --------------      --------------
                                       ------
CURRENT ASSETS
--------------
    Cash                                                                        $     199,929       $     297,790
    Receivables                                                                       474,322             397,460
    Inventories                                                                    11,328,341          15,585,221
    Prepaid expenses                                                                  387,316             251,900
    Deferred income taxes                                                              35,635              35,635
                                                                                --------------      --------------
        Total current assets                                                       12,425,543          16,568,006
PROPERTY, FIXTURES AND IMPROVEMENTS, at cost
--------------------------------------------
    Buildings                                                                       1,193,834           1,193,834
    Fixtures and equipment                                                          9,358,936           8,943,029
    Leasehold improvements                                                          2,975,757           3,014,051
                                                                                --------------      --------------
                                                                                   13,595,624          13,150,914
        Less - accumulated depreciation                                             8,117,840           7,269,480
                                                                                --------------      --------------
                                                                                    5,410,687           5,881,434
OTHER ASSETS
------------
    Deferred cost of leases, net                                                    1,128,838           1,247,924
    Deferred income taxes                                                             574,432             574,432
    Other                                                                           1,260,661           1,068,528
                                                                                --------------      --------------
                                                                                    2,963,931           2,890,884
                                                                                --------------      --------------
                                                                                $  20,800,161       $  25,340,324
                                                                                ==============      ==============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES
-------------------
    Accounts payable                                                            $   4,170,667       $   5,442,886
    Long-term debt - current portion                                                   90,061             263,580
    Accrued liabilities                                                             1,766,435           1,208,940
                                                                                --------------      --------------
        Total current liabilities                                                   6,027,163           6,915,406
LONG-TERM DEBT, LESS CURRENT PORTION                                                6,622,054           8,497,177
------------------------------------
DEFERRED COMPENSATION                                                                 200,000             200,000
---------------------
OTHER LIABILITIES                                                                     841,130             791,941
-----------------
STOCKHOLDER'S EQUITY
--------------------
    Preferred stock; $.25 par value; authorized 300,000 shares; none issued
    Common stock; $.25 par value
    Class A - authorized 6,000,000; issued 1,676,969                                  419,242             419,242
    Class B - authorized 6,000,000; issued 1,563,863                                  390,966             390,966
    Additional paid-in capital                                                      1,255,525           1,255,525
    Retained earnings                                                               6,848,825           8,674,811
                                                                                --------------      --------------
                                                                                    8,954,197          10,740,544
    Less - 804,883 shares of common stock in treasury, at cost                      1,804,744           1,804,744
                                                                                --------------      --------------
                                                                                    7,109,814           8,935,800
                                                                                $  20,800,161       $  25,340,324
                                                                                ==============      ==============

                 See accompanying notes to financial statements.



                            THREE D DEPARTMENTS, INC.
                            -------------------------

                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (Unaudited)
                                   -----------

                                                     For the thirteen weeks ended             For the thirty-nine weeks ended
                                                    May 2, 1998          May 3, 1997          May 2, 1998          May 3, 1997
                                                  --------------       --------------       --------------       --------------
Sales                                             $   8,657,360        $   9,807,148        $  31,182,542        $  34,007,680

Cost of sales, including warehousing,
transportation and buying expenses                    5,277,931            5,396,829           18,140,611           19,209,858

Store operating, administrative and general
expenses                                              4,621,300            4,689,277           13,946,174           14,728,974
                                                  --------------       --------------       --------------       --------------
Operating income (loss)                              (1,241,871)            (278,958)            (904,243)              68,849
Interest expense                                        287,084              302,677              921,743              943,265
                                                  --------------       --------------       --------------       --------------
(Loss) before income taxes                          (1,528,9536)            (581,635)          (1,825,986)            (874,416)
Income taxes                                                  0                    0                    0                    0
                                                  --------------       --------------       --------------       --------------
Net (loss)                                        $  (1,528,953)       $    (581,635)       $  (1,825,986)       $    (874,416)
                                                  ==============       ==============       ==============       ==============

Net income (loss) per share                       $       (0.63)       $       (0.24)       $       (0.75)       $       (0.36)
                                                  ==============       ==============       ==============       ==============

Weighted average number of common
shares outstanding                                    2,435,949            2,435,961            2,435,949            2,435,961
                                                  ==============       ==============       ==============       ==============



                 See accompanying notes to financial statements.



                            THREE D DEPARTMENTS, INC.
                            -------------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (Unaudited)
                                   -----------

                                                                            Thirty-nine Week Periods Ended


                                                                            May 2, 1998         May 3, 1997
                                                                          --------------      --------------
Cash flows from operating activities:
Net loss                                                                  $  (1,825,986)      $    (874,416)
Adjustments to reconcile net loss to cash provided from operating activities:
  Depreciation and amortization                                               1,122,187           1,244,013
  Increase in cash value of life insurance                                     (255,797)           (256,078)
  Gain (loss) on sales of fixtures and improvements                               4,500             119,575
Changes in assets and liabilities:
    Accounts receivable                                                         (76,862)             22,842
    Inventories                                                               4,256,880            (175,335)
    Prepaid expenses                                                           (135,416)            (73,289)
    Prepaid income taxes                                                              0             (55,105)
    Accounts payable and accrued liabilities                                   (714,724)             917,761
    Other liabilities                                                            49,189             (80,471)
                                                                          --------------      --------------
                                Net cash provided by operating activities     2,423,971             789,497
Cash flows from investing activities:
    Purchase of fixtures, equipment and improvements                           (464,372)           (632,895)
    Purchase of leases                                                                             (250,000)
    Purchase of software                                                         (8,818)            (34,249)
                                                                          --------------      --------------
                                  Net cash (used in) investing activities      (473,190)           (917,144)
Cash flows from financing activities:
    Dividends paid                                                                    0             (72,368)
    Repayment of debt                                                        (2,048,642)           (810,010)
    Proceeds from loan against cash value of insurance                                0             596,000
    Purchase of treasury stock                                                        0                 (11)
                                                                          --------------      --------------
                                  Net cash (used in) financing activities    (2,048,642)           (286,389)
                                                                          --------------      --------------
                             Net (decrease)  in cash and cash equivalents       (97,861)           (414,036)
Cash and cash equivalents:
                                                      Beginning of period       297,790             507,033
                                                                          --------------      --------------
                                                            End of period $     199,929       $      92,997
                                                                          ==============      ==============



                 See accompanying notes to financial statements.

                            THREE D DEPARTMENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1. The financial statements for the thirteen and thirty-nine week periods ended May 2, 1998 and May 3, 1997, are Unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 1997. The results of operations for the thirteen and thirty-nine week periods ended May 2, 1998, are not necessarily indicative of the results for the entire fiscal year ending August 1, 1998.

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

                            THREE D DEPARTMENTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIRTEEN WEEK PERIODS ENDED MAY 2, 1998 AND MAY 3, 1997
-------------------------------------------------------

SALES. Sales were $8,657,360 for the thirteen week period ended May 2, 1998 compared to $9,807,148 for the thirteen week period ended May 3, 1997, a decrease of 11.7%. Sales for stores open in both periods were $8,277,740 for the thirteen-week period ended May 2, 1998 and $9,765,492 for the thirteen-week period ended May 3, 1997. The Company closed one store in prior periods, which have resulted in a net decrease in sales of $100,733 for the thirteen-week period, ended May 2, 1998. Beginning in February 1998 the Company began to experience a tightening of trade credit. Reduced shipments of new product to the Company have resulted in a deterioration of comparable store sales.

COST OF SALES. Cost of sales for the thirteen-week period ended May 2, 1998, were 61.0% of sales compared to 55.0% for the thirteen-week period ended May 3, 1997. The Company takes physical inventory twice each year and records an adjustment to the carrying value of inventory based upon the physical count. In both 1998 and 1997 the Company recorded increases in inventory because the provision(s) for inventory shrinkage were less than the amount than had been recorded. In fiscal 1998 inventory results were recorded during the second quarter. In fiscal 1997 the positive inventory results were recorded in the third quarter, which was predicated on the timing of when the physical inventory was taken.

STORE OPERATING, ADMINISTRATIVE AND GENERAL EXPENSES. Store operating, administrative and general expenses for the thirteen week period ended May 2, 1998 were $4,621,300 compared to $4,689,277 in the same period of the prior year.

INTEREST EXPENSE. Interest expense for the thirteen-week periods ended May 2, 1998 and May 3, 1997 was $287,082 and $302,677, respectively.

INCOME TAX EXPENSE. No income tax expense (benefit) was recognized for the quarter ended May 2, 1998 or for the quarter ended May 3, 1997. At fiscal year end August 2, 1997 the Company established a valuation allowance against deferred tax assets which related primarily to operating loss carry forwards generated in fiscal 1994 through 1997. Accordingly, the Company continues to record a tax valuation allowance against the tax benefit that may be realized from the operating loss generated in the thirty-nine weeks ended May 2, 1998.

QUARTERLY RESULTS. Loss before income taxes was $1,528,953 versus $581,635 for the same period in the prior year. Net loss for the thirteen-week period ended May 2, 1998, was $1,528,953 compared to a net loss of $581,635 in the same period of the prior year. The increase in net loss is attributable to the reduction in sales in the current period resulting from the aforementioned reduction in shipments of new product to the Company.

THIRTY-NINE WEEK PERIODS ENDED MAY 2, 1998 AND MAY 3, 1997
----------------------------------------------------------

SALES. Sales were $31,182,542 for the thirty-nine week period ended May 2, 1998 compared to $34,007,680 for the thirty-nine week period ended May 3, 1997, a decrease 8.3%. Sales for stores open in both periods were $29,822,621 for the thirty-nine week period ended May 2, 1998 and $33,669,187 for the thirty-nine week period ended May 3, 1997. The Company closed one store in prior periods, which have resulted in a net decrease in sales of $337,345 for the thirty-nine week period, ended May 2, 1998. Beginning in March 1998 the Company began to experience a tightening of trade credit. Reduced shipments of new product to the Company have resulted in a deterioration of comparable store sales.

COST OF SALES. Cost of sales for the thirty-nine week period ended May 2, 1998, was 58.2% of sales compared to 56.3% for the thirty-nine week period ended May 3, 1997. Markdowns and other costs of sales have remained static and, as such, account for a greater percentage of cost due to a decrease in the amount of sales.

STORE OPERATING, ADMINISTRATIVE AND GENERAL EXPENSES. Store operating, administrative and general expenses for the thirty-nine week period ended May 2, 1998, were $13,946,174 compared to $14,728,974 in the same period of the prior year. Advertising was decreased by $551,314 versus the prior year.

INTEREST EXPENSE. Interest expense for the thirty-nine week periods ended May 2, 1998 and May 3, 1997 was $921,743 and $943,265, respectively.

INCOME TAX EXPENSE. No income tax benefit was recognized for the thirty-nine weeks ended May 2, 1998 or for the thirty-nine weeks ended May 3, 1997. At fiscal year end August 2, 1997, the Company established a valuation allowance against deferred tax assets which related primarily to operating loss carry forwards generated in fiscal 1994 through 1997. Accordingly, the Company continues to record a tax valuation allowance against the tax benefit that may be realized from the operating loss generated in the thirty-nine weeks ended May 2, 1998.

THIRTY-NINE WEEK RESULTS. Loss before income taxes was $1,825,986 versus a loss of $874,416 for the same period in the prior year. Net loss for the thirty-nine week period ended May 2, 1998, was $1,825,986 compared to a net loss of $874,416 in the same period of the prior year. The increase in net loss is attributable to the reduction in sales in the current period resulting from aforementioned reduction in shipments of new product to the Company.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

 At May 2, 1998, working capital was $6,398,380 compared to $9,652,600 at the beginning of the fiscal year. Cash generated by operations was $2,423,971, which was offset by debt reduction of $2,048,642 and expenditures on capital improvements of $473,190. Beginning in February 1998 merchandise shipments to the Company constricted due to a tightening of bank and trade credit. From the beginning of February 1998 to the end on March 1998 merchandise inventory declined 8.7%. On April 15, 1998 the Company met with its trade creditors to discuss a forecast of a downturn in business the Company was projecting for the months of May, June, and July, 1998. The Company asked its trade creditors to temporarily place all demands for collection on trade credit on hold dated April 15, 1998 and prior, while the Company sought alternative financing and strategic proposals. On April 15, 1998 the trade creditors formed an Unofficial Creditors Committee to consult with the Company. The Company asked the trade creditors to continue the moratorium until July 15, 1998. The Company is currently in discussions regarding financing and strategic alternatives.

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

                            THREE D DEPARTMENTS, INC.

PART II. - OTHER INFORMATION


Item 5.   Other Information
As of May 2, 1998, the Company owned and operated 22 stores in Connecticut, California, and Arizona, operating under the trade names of Three D Bed & Bath and Linens Plus. These are comprised of 17 superstores averaging approximately 24,000 square feet and five bed and bath specialty stores averaging approximately 12,000 square feet.

Item 6. Exhibits and Reports on Form 8-K

The Company filed a Report on Form 8-K dated June 6, 1998 reporting on the development of the Unofficial Creditors Committee and on the appointment of a new Chief Executive Officer.


                            THREE D DEPARTMENTS, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 22, 1998

                                                THREE D DEPARTMENTS, INC.
                                                --------------------------
                                  (Registrant)




                                                /s/ Steven Kerkstra
                                                --------------------------------
                                                Steven Kerkstra
                                                Vice President and
                                                Chief Financial Officer




                                                /s/ Ronald C. Dow
                                                --------------------------------
                                                Ronald C. Dow
                                                Controller and Treasurer