Form 10-K
period 1998-08-01
THREE D DEPARTMENTS INC
filed 1999-01-19
CIK 34169

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended August 1, 1998
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                          Commission file number 1-5967
                                                 ------
                 THREE D DEPARTMENTS, INC.(DEBTOR IN POSSESSION)
                 -----------------------------------------------

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
                                    Yes  X                 No
                                        ---                   ---
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ X ]

The aggregate market value of the outstanding voting stock of the registrant held by non-affiliates as of November 30, 1998 was $222,751 for Class A common stock and $108,395 for Class B common stock, based upon the last closing price of $.50 per share for Class A common stock and $.25 per share for Class B common stock on that date.

As of November 30, 1998, 1,171,494 shares of Class A common stock and 1,264,455 shares of Class B common stock were outstanding.

DOCUMENTS  INCORPORATED BY REFERENCE
The information required by Part III of this report (Items 10,11,12 and 13) is incorporated by reference from the registrant?s definitive Proxy Statement for its 1998 Annual Meeting of Stockholders which is expected to be filed with the Commission on or about January 15, 1999.

The total number of pages is 40. The exhibit index is located on page 17.

                                     PART I

ITEM 1. BUSINESS
INTRODUCTORY NOTE This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.

THE COMPANY Three D Departments, Inc. (the "Company,") is a chain of specialty retail home textiles and decorative housewares products stores generally located in regional shopping centers. As of August 1, 1998, the Company operated 21 stores, principally in California, Arizona, and Connecticut. The Company's corporate office is located at 3535 Hyland Avenue, Costa Mesa, California 92626, and its telephone number is (714) 662-0818.

EVENTS LEADING UP TO CHAPTER 11 Beginning in February 1998, the Company experienced a tightening of bank credit. The lack of available funds precipitated extensions in trade payables, and as a result merchandise shipments to the Company constricted to levels which could not adequately support the Company's historical volume of business. Subsequently, the Company incurred operating losses stemming from a lack of merchandise inventory.

On April 15, 1998 the Company met with its trade creditors to discuss a forecast of a downturn in business the Company was projecting for the months of May, June, and July, 1998. The Company asked its trade creditors to temporarily place all demands for collection of trade credit on hold dated April 15, 1998 and prior, while the Company sought alternative financing and strategic proposals. On April 15, 1998 the trade creditors formed an Unofficial Creditors Committee to consult with the Company. The Company asked the trade creditors to continue the moratorium until July 15, 1998.

In July 1998 the Company sought a cash infusion and had made tentative arrangements for additional financing, which was contingent upon a successful compromise of the trade debt that was put on hold as of April 15, 1998. A compromise plan was presented to the unofficial committee of unsecured creditors, but was not accepted by one large unsecured creditor.

Most vendors were not extending terms, and the Company was unable to replenish its shelves with new merchandise. Because of these restrictions on cash flow and an inability to renegotiate existing bank debt or raise additional capital through other sources, the Company decided to seek protection offered under Chapter 11 of the US Bankruptcy Code.

PROCEEDINGS UNDER CHAPTER 11. On July 30, 1998 (the "Petition Date"), the Company commenced a reorganization case by filing a voluntary petition (the "Chapter 11 Petition") for relief under chapter 11 ("Chapter 11") of title 11 of the United States Code (as amended from time to time, the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (the "Bankruptcy Court"), case number SA 98 20792 LR. Management determined that filing of the Chapter 11 Petition would allow the needed time and flexibility to restructure the Company's operations, reestablish the flow of merchandise to its stores, and provide the time and protection necessary to restructure the Company's funding sources.

Since the Petition Date, the Company has continued in possession of its properties and, as debtor-in-possession, is authorized to operate and manage its businesses and enter into all transactions (including obtaining services, inventories, and supplies) in the ordinary course of business, or out of the ordinary course of business subject to approval of the Bankruptcy Court, after notice and hearing. A statutory Creditors' Committee has been appointed in the Chapter 11 case.

Subsequent to the filing of the Chapter 11 Petition, the Company sought and obtained several orders from the Bankruptcy Court, which were intended to stabilize its business. The most significant of these orders: (1) established debtor-in-possession Financing with the Company's pre-petition lender Foothill Capital Corporation; and (2) authorized the Company to conduct "going out of business" sales in six locations which the management of the Company had decided to close due to the poor operating performance of those stores.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 Petition filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, to maintain compliance with the debtor-in-possession Financing Agreement, and the ability to obtain sufficient financing sources to meet future obligations.

BUSINESS STRATEGY The Company's goal is to become a unique and preferred specialty retailer of high quality bed, bath, decorative housewares and home decorative accessories. The primary components of the strategy to achieve its goal are as follows:

COORDINATED HIGH QUALITY MERCHANDISE The commitment to high quality is apparent from the many recognizable brand names carried by the Company such as CROSCILL, MARTEX, WAMSUTTA, and many more. The Company works closely with its supplier base to select and in many cases create product that presents a decorator image to the consumer. This process and store display technique fosters both a pleasant shopping experience for browsing, and also facilitates a rapid decision making process for the customer who has little time.

A COMPLETE DECORATIVE HOMe STORE: Currently, the various classifications contribute to total sales in the following manner: bedding - 41% bath - 28%, and decorative housewares and accessories - 31%. The Company is reputed as a high quality and high fashion linen retailer. The long product life of bedding product, coupled with its high-ticket price does not create enough demand for frequent visits by the customer. With a wider array of products, (decorative accessories and bath items) the Company seeks to attract increased visits and sales from its customer base. The typical superstore carries 50,000 stock keeping units (SKUs) featuring a broad assortment of brands, styles, colors, and prices.

SHOPPING ENVIRONMENT: Home fashion merchandise requires enough space to adequately separate different looks and help the customer feel the mood created by the product. The Company has developed a racetrack formula store with alcoves along the outer perimeter in order to create many display opportunities in a compact space. As a result, the store has an at home ambience and the sales associates are close to the customer when they are ready for assistance.

CUSTOMER SERVICE: The Company places a special emphasis on customer recognition and service. Acknowledging customers and being aware of their needs are the first steps in the customer service program. This is followed with extensive product knowledge brochures made available to all staff. Sales associates are encouraged to suggest coordinating product, search the entire Company for hard to obtain merchandise, and assist the customer on merchandise returns. Sales associates are compensated on an hourly basis with medical, vacation and 401K profit sharing benefits.

TRADE NAMES: The Company operates under four trade names: Three D Bed & Bath, Three D Bed, Bath & More, Linens Plus, and Linens Plus + More.

INFORMATION TECHNOLOGY: The Company's electronic information systems are continually reviewed to enable the Company to provide the best service to its customers. The Company operates its systems on two information platforms using IBM AS/400 based products and Microsoft Windows NT inter-office communication products. The software utilized by the Company is purchased from outside vendors and the programs themselves have not been heavily modified.

IMPACT OF YEAR 2000 As the year 2000 approaches, computer programs, computers and embedded microprocessors controlling equipment with date sensitive systems may recognize year 2000 as year 1900, or not at all. This inability to recognize or properly handle the year 2000 date may result in computer system failures or miscalculations of critical information as well as failures of equipment using date sensitive microprocessors. The Company's various financial and operational information systems and, in some cases, embedded microprocessors in certain machinery and equipment that have computer systems and applications could be affected by the Year 2000 issue. The Company has conducted a year 2000 readiness review with its information technology vendors and have identified three major areas requiring tasks to become year 2000 compliant. Both the merchandising and financial systems of the Company will become year 2000 compliant upon installation of the most current release from software vendors. The task of upgrading to new releases is within the normal course of activity for the Company's information technology professionals and will be completed by the spring of 1999. The point-of-sale system utilized by the Company will require upgrades in hardware in addition to installing the most current release of software. The estimated cost of the new hardware and software is $200,000 and has been included in the Company's projections for capital expenditures in fiscal 1999. The Company is currently testing the new point-of sale hardware and software, and will install the upgraded system after the Christmas season of 1998. The Company trades electronic information with financial institutions and with major merchandise suppliers. The Company has received what it believes to be reasonable assurance from both its financial institution vendors and its major merchandise suppliers that systems related to standardized exchange of electronic information is year 2000 compliant. The Company is in the early stage of evaluating non-information technology systems, which includes telecommunication equipment.

Although management believes the Company has an adequate plan to be year 2000 compliant there can be no assurance that this program ultimately will be successful. The Company believes that it has sufficient resources to implement new and modified computer systems and programming to address the year 2000 issue, and, accordingly, has not to date identified the need for any contingency planning. However, the Company's assessment of its financial and operations systems, non-information technology systems and those of third parties may reveal the need for contingency planning in the future.

ITEM 2.    PROPERTIES
HOME FASHION SUPERSTORES Beginning in 1990, the Company changed its strategy from that of a linens only specialty store and decided to offer housewares and decorative accessories to its customers. The superstore prototype is a 25,000 square foot rectangular store designed in a racetrack format, which showcases the broad and complete assortment in its various product categories. Decorative accessories are prominently featured as the customer enters the store. The Company specializes in high quality silk flowers, hard to find decorative vases, candle holders, and picture frames. The linen area makes extensive use of fully dressed beds, coordinated four-foot fashion vignettes and coordinating bath products in high quality glass displays. The decorative housewares are presented on promotional stepped displays, which help the customer pull together a stylized look.

Since 1994, the Company has built 8 racetrack superstores. The average investment for a racetrack superstore is approximately $863,000 for fixtures, equipment, building and leasehold, and $496,000 for inventory. For the year ended August 1, 1998, these stores generated store level operating cash flow of approximately 13.2% annual return on sales. Operating cash flow excludes depreciation and write-downs of asset values associated with the Company's Chapter 11 filing.

In addition to its racetrack superstores, the Company has added contiguous space to expand or has renovated existing bed and bath stores in order to add decorative housewares and decorative accessory product. As a part of the Chapter 11 reorganization strategy, the Company has decided to close or reduce square footage in this group of stores due to the poor operating performance. For the year ended August 1, 1998, these stores lost store level operating cash flow of approximately 3.3% annual return on sales. Operating cash flow excludes depreciation and write-downs of asset values associated with the Company's Chapter 11 filing.

BED AND BATH STORES The Company continues to operate six stores in its previously existing markets where the store was originally opened as a bed and bath store. The Company intends, subject to the availability of funds, to either convert these stores to superstores or replace them with new space on an opportunistic basis. For the year ended August 1, 1998, these stores generated store level operating cash flow of approximately 4.4% annual return on sales. Operating cash flow excludes depreciation and write-downs of asset values associated with the Company's Chapter 11 filing. The Company will close two of these stores as a part of its Chapter 11 reorganization in fiscal 1999 due to poor operating performance in these stores.

REAL ESTATE STRATEGY The Company leases all of its existing space except for a 22,000 square foot commercial building it purchased in December 1994 in Phoenix, Arizona, which is used as a home fashion super store. The corporate offices are located at 3535 Hyland Avenue, Costa Mesa, California. During fiscal 1998 the Company incurred approximately $6,243,000 in aggregate annual rent payments in connection with leases that expire between fiscal 1999 and fiscal 2012. The leases typically require the payment of minimum annual rentals or a percentage of net sales, whichever is greater, payable in monthly installments. In some cases, the Company has options to renew its leases. Due to the Chapter 11 filing, certain leases can be terminated by the lessee. Management believes that existing property is adequate to carry out its new plans.

ITEM 3.    LEGAL PROCEEDINGS
Pursuant to section 362 of the Bankruptcy Code, during the Chapter 11case, creditors and other parties in interest may not, without court approval, (i) commence or continue a judicial, administrative or other proceeding against the Company which was or could have been commenced prior to the commencement of the Chapter 11 case, or recover a claim that arose prior to the commencement of the Chapter 11 case; (ii) enforce any pre-petition judgment against the Company;
(iii) take any action to obtain possession of property of the Company or to exercise control over property of the Company or its estate; (iv) create, perfect or enforce any lien against property of the Company; (v) collect, assess, or recover claims against the Company that arose before the commencement of the Chapter 11 case; or (vi) offset any debt owing to the Company that arose prior to the commencement of the Chapter 11 case against a claim of such creditor or party in interest against the Company that arose before the commencement of the Chapter 11 case.

As a result of the foregoing, all pre-petition claims asserted or assertable against the Company have been automatically stayed. The nature of a Chapter 11 case is to have all claims against and interest in the Company resolved. The Bankruptcy Court has ordered that any entity desiring to participate in any distribution in the Chapter 11 case must either have been previously properly scheduled by the Company or file a proof of claim with the Bankruptcy Court no later than sixty days from the date of service of Notice to Creditors of Last Date to File Proofs of Claim. The Company will evaluate proofs of claims filed during the Chapter 11 case.

The Company is, from time to time, involved in routine litigation incidental to the conduct of its business. The Company believes that no litigation currently pending against it will have a material adverse effect on its financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           NOT APPLICABLE.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Beginning March 1, 1997 both classes of the Company's common stock began trading on the OTC Bulletin Board. Prior to March 1, 1997 both classes of the Company's common stock were listed on the American Stock Exchange. The high and low sales prices for each quarter within the past two fiscal years as reported by the OTC Bulletin Board and the American Stock Exchange are as follows:


                   1998                 HIGH             LOW        DIVIDEND
                   ----                 ----             ---        --------
          First Quarter
                   Class A           $2.0000          $.2500
                   Class B            $.7500          $.2500
          Second Quarter
                   Class A            $.3750          $.1250
                   Class B            $.3750          $.1250
          Third Quarter
                   Class A            $.8750          $.4000
                   Class B            $.3950          $.3750
          Fourth Quarter
                   Class A            $.4800          $.4375
                   Class B            $.4300          $.3950

                         1997           HIGH             LOW        DIVIDEND
                         ----           ----             ---        --------
          First Quarter
                   Class A           $1.1875         $1.0000         $0.0125
                   Class B           $1.0625          $.9375          0.0075
          Second Quarter
                   Class A           $1.1875          $.6250          0.0125
                   Class B            $.8750          $.5000          0.0075
          Third Quarter
                   Class A            $.8750          $.3750          0.0125
                   Class B            $.7500          $.3750          0.0075
          Fourth Quarter
                   Class A            $.8750          $.6250
                   Class B            $.6250          $.1719

In the fourth quarter of fiscal 1997, the Company suspended the payment of dividends on both classes of its common stock. The Company had approximately 324 holders of record of its Class A common stock and approximately 321 holders of record of its Class B common stock as of August 1, 1998.

ITEM 6. SELECTED FINANCIAL DATA

                              FISCAL YEAR ENDED (a)


                                     AUGUST 1, 1998  AUGUST 2, 1997  AUGUST 3, 1996  JULY 29, 1995   JULY 30, 1994
                                     --------------  --------------  --------------  --------------  --------------
Sales                                $  37,559,411   $  44,181,878   $  47,851,248   $  49,981,704   $  41,752,567
Operating expenses                      41,138,040      44,648,400      47,819,764      49,910,773      42,614,231
Impairment loss                            648,913               -               -               -               -
Restructuring expense                    1,167,172               -               -               -               -
Reorganization expenses                    257,315               -               -               -               -
Interest expense                         1,152,387       1,210,227       1,317,052       1,054,330         539,797
                                     -------------------------------------------------------------------------------
Loss before income taxes and
cumulative effect of accounting
changes                                 (6,804,416)     (1,676,749)     (1,285,568)       (983,399)     (1,401,461)
Income taxes expense (benefit)             632,340               -               -        (455,771)       (629,677)
                                     ------------------------------------------------------------------------------
Loss before cumulative effect of
accounting change                       (7,436,756)     (1,676,749)     (1,285,568)       (527,628)       (771,784)
Cumulative effect of accounting
change (b)(c)                                    -               -         310,427               -          96,223
                                     ------------------------------------------------------------------------------
Net loss                             $  (7,436,756)  $  (1,676,749)  $    (975,141)  $    (527,628)  $    (675,561)
                                     ==============================================================================
Weighted average number of common
shares outstanding                       2,435,949       2,435,955       2,433,417       2,528,011       2,850,804
                                     ==============================================================================
Loss per share before cumulative
effect of accounting change          $       (3.05)  $       (0.69)  $       (0.53)  $       (0.21)  $       (0.27)
Net loss per share                   $       (3.05)  $       (0.69)  $       (0.40)  $       (0.21)  $       (0.24)
Book value per share                 $        0.62   $        3.67   $        4.39   $        4.65   $        4.53
Dividends declared per share
Class A                              $           -   $      0.0375   $        0.05   $        0.05   $        0.05
Class B                              $           -   $      0.0225   $        0.03   $        0.03   $        0.03
Working capital                      $   8,398,859   $   9,652,600   $  11,225,777   $  12,191,536   $  12,867,856
Long-term debt                       $   5,094,223   $   8,497,177   $   9,143,410   $   9,784,325   $   6,015,911
Stockholders equity                  $   1,499,044   $   8,935,800   $  10,684,928   $  11,745,345   $  12,922,169
Total assets                         $  15,336,229   $  25,340,324   $  27,507,134   $  28,077,285   $  25,446,968


(a) The Company operates on a 52-53 week basis. Years end on the Saturday nearest to July 31. The fiscal years 1994, 1995, 1997 and 1998 each, included 52 weeks, fiscal year 1996 included 53 weeks.
(b) In fiscal 1996 the Company changed its method of accounting for inventories to include the costs of certain buying, warehousing and transportation costs.
(c) In fiscal 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reorganization under Chapter 11 of the US Bankruptcy Code
---------------------------------------------------------
On July 30, 1998 (the "Petition Date"), the Company commenced a reorganization case by filing a voluntary petition (the "Chapter 11 Petition") for relief under chapter 11 ("Chapter 11") of title 11 of the United States Code (as amended from time to time, the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (the "Bankruptcy Court"), case number SA 98 20792 LR. Management determined that filing of the Chapter 11 Petition would allow the needed time and flexibility to restructure the Company's operations, help reestablish the flow of merchandise to its stores, and provide the time and protection necessary to restructure the Company's funding sources.

Since the Petition Date, the Company has continued in possession of its properties and, as debtor-in-possession, is authorized to operate and manage its businesses and enter into all transactions (including obtaining services, inventories, and supplies) in the ordinary course of business, or out of the ordinary course of business subject to approval of the Bankruptcy Court, after notice and hearing. A statutory Creditors' Committee has been appointed in the Chapter 11 case.

Subsequent to the filing of the Chapter 11 Petition, the Company sought and obtained several orders from the Bankruptcy Court, which were intended to stabilize its business. The most significant of these orders: (1) established debtor in possession Financing with the Company's pre-petition lender Foothill Capital Corporation; and (2) authorized the Company to conduct "going out of business" sales in six locations which the management of the Company had decided to close due to the poor operating performance of those stores.

In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, those liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 filing have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the accompanying consolidated balance sheet (Note
5). Generally, actions to enforce or otherwise effect payment of all pre-petition Chapter 11 liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtor-in-possession. The Company has filed schedules with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization and accordingly are not presently determinable.

Results of Operations
---------------------
The following table sets forth selected data from the Statement of Operations expressed in percentage form and other statistical information, which the Company believes, is pertinent to its operating results:

                                                                     Fiscal Year Ended
                                                      -----------------------------------------------
                                                      August 1, 1998   August 2, 1997  August 3, 1996
                                                      --------------   --------------  --------------

Sales                                                         100%             100%            100%

  Cost of sales, including warehousing,
  transportation and buying expenses                           60.8%            57.2%           57.3%
  Store operating, administrative and general expenses         48.7%            43.9%           42.6%
  Impairment loss                                               1.7%             0.0%            0.0%
  Restructuring expenses                                        3.1%             0.0%            0.0%
  Reorganization expenses                                       0.7%             0.0%            0.0%
  Interest expense                                              3.1%             2.7%            2.8%
                                                      ------------------------------------------------
Loss before income taxes and cumulative effect of
accounting change                                             -18.1%            -3.8%           -2.7%
Income taxes                                                    1.7%             0.0%            0.0%
Cumulative effect of accounting change                          0.0%             0.0%            0.6%
                                                      ------------------------------------------------
Net loss                                                      -19.8%            -3.8%           -2.1%
                                                      ================================================

------------------------------------------------------------------------------------------------------

Number of store open beginning of year                            22               23              28
New store openings                                                 1                -               -
Store closures                                                    (2)              (1)             (5)
                                                      ------------------------------------------------
Number of stores, end of year                                     21               22              23
                                                      ------------------------------------------------



Fiscal 1998 Compared to Fiscal 1997
-----------------------------------
Sales in fiscal 1998 were $37,559,411, a 15.0% decrease from fiscal 1997 sales of $44,181,878. Sales of stores open in both fiscal 1998 and 1997 decreased by 16.5%. One new store was added during fiscal 1998, which accounted for sales of $1,645,994. Additionally, sales of the stores closed during fiscal 1998 accounted for a decrease $1,155,196. Beginning in February 1998, the Company experienced a tightening of bank credit. The lack of available funds precipitated extensions in trade payables, and as a result merchandise shipments to the Company constricted to levels which could not adequately support the Company's historical volume of business. Subsequently, revenues decreased and the Company incurred operating losses stemming from a lack of merchandise inventory.

Cost of sales, including warehouse, transportation, and buying expenses, was 60.8% of sales in fiscal 1998, compared to 57.2% in fiscal 1997. Fixed expenses, such as merchandise buying costs and distribution expenses accounted for a larger percentage of cost of sales during fiscal 1998 due to the sharply reduced merchandise purchases. In connection with the announced closure of six stores as a part of the Company's reorganization effort an inventory valuation reserve of $430,230 was established as of August 1, 1998 to adjust the carrying value of ending inventory in the stores to be closed to its estimated net realizable value.

Store operating, administrative and general expenses were 48.7% of sales in fiscal 1998 compared to 43.9% in fiscal 1997. The decrease in comparable store sales of 16.5% negatively impacted the Company's ability to leverage its fixed expenses such as rent and depreciation.

The Company incurred substantial costs and expenses in connection with the Chapter 11 petition and the restructuring plan adopted by management. A provision for the impairment of long-lived assets was recorded in the amount of $648,913. The charge related to a decrease in the carrying value of fixed assets, leaseholds and inventory related to certain stores, which the Company plans to close. Additionally the Company established a restructuring reserve in the amount of $1,167,172 related to expenses in stores slated for closure during the Chapter 11 reorganization period and lease rejection claims. Finally the Company incurred $257,315 of legal and professional fees in connection with its efforts to reorganize. The Company anticipates it will incur additional reorganization costs throughout its Chapter 11 reorganization, it is not possible to estimate those costs at this time.

Property, fixtures and improvements, except as discussed above, have been reflected in the accompanying financial statements at their historical cost bases. Such assets have been reflected at historical cost as management believes that the Company's plan of reorganization will be approved and accordingly, the Company will emerge from bankruptcy. Should the Company's plan of reorganization not be approved by the Bankruptcy Court and the Company is forced to liquidate its assets, or should an approved plan require the closure of additional stores, the amounts realized by the Company from such liquidation and/or store closures may be substantially less than the carrying values of such assets as reflected in the accompanying balance sheet.

Interest expense decreased $57,840 to $1,152,387 in fiscal 1998 due principally to a decrease in average outstanding borrowings. Average outstanding borrowings, including loans against the cash surrender value of life insurance were $10,875,962 for fiscal 1998 compared to $12105,736 in fiscal 1997. The weighted average cost of interest was 10.6% in fiscal 1998 compared to 10.0% in fiscal 1997.

Income tax expense of $632,340 in fiscal 1998 was incurred as the Company recorded a valuation allowance against all of the deferred tax assets. In fiscal 1998 the effective income tax rate was 9.3% compared to a statutory benefit of 34.0%. The primary difference between the statutory and effective rate was the decision of the Company to record no tax benefit from the current year operating loss. Additionally, because management can not determine that it is more likely than not that deferred tax assets will be realized a full reserve was recorded against all previously recorded deferred tax assets.

For the year ended August 1, 1998, net loss was $7,436,756 compared to a net loss of $1,676,749 in the prior year.

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

Liquidity and Capital Resources
-------------------------------
As discussed previously, the Company filed a voluntary petition for relief under Chapter 11 of the United States Code on July 30, 1998. Under Chapter 11, actions taken to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization, which requires the approval of the impaired pre-petition creditors and confirmation by the Bankruptcy Court.

Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on pre-petition obligations that are approved or required by the Bankruptcy Court will be made. Except as approved by the Bankruptcy Court, principal and interest payments on pre-petition debt have not been made since the Petition Date and will not be made without the Bankruptcy Court's approval or until a plan of reorganization, defining the repayment terms, has been confirmed by the Bankruptcy Court. As a result, $6,859,467 has been reclassified as liabilities subject to compromise as of August 1, 1998. See Note 5 to the Financial Statements. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts or unexpired leases.

The restriction on payments of pre-petition liabilities as a result of the Chapter 11 filing enabled the Company to report $1,403,349 in cash and cash equivalents at August 1, 1998.

Inherent in a successful plan of reorganization is a capital structure, which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to pre-petition creditors may be substantially altered and, as to some classes, eliminated.

Subsequent to the Balance Sheet Date of this Report, on August 21, 1998, the Bankruptcy Court approved, a post-petition credit agreement between the Company and Foothill Capital Corporation (Foothill), pursuant to which, among other things, Foothill agreed to provide the Company with debtor-in-possession financing (the "DIP Credit Agreement""). The DIP Credit Agreement extinguished the pre-petition Credit Agreement dated July 27, 1994 between the Company and Foothill. The DIP Credit Agreement matures on August 21, 1999, and provides for borrowings of 60% of eligible inventory, and 50% of appraised real estate value, not to exceed a maximum loan value of $10,000,000. The loan carries interest at prime rate plus two percent (2%). The DIP Credit Agreement incurred a Facility Fee of $25,000 on August 21, 1998. Additional Facility Fees of $25,000 each will be incurred on September 15, 1998, November 15, 1998, January 15, 1999 and March 15, 1999 if any amount on the loan is then outstanding. The DIP Credit Agreement is secured by all the assets of the Company and was granted super-priority status by the Bankruptcy Court. The agreement requires the Company to maintain certain financial covenants, beginning October 31, 1998 related to sales, gross margin and the sale of certain real estate.

The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and pay professional and administrative fees in connection with its reorganization.

The primary element in producing cash from operating activities in fiscal 1998 was due to the reduction in merchandise inventory as a result of a reduction in bank and trade credit. Net cash provided by operating activities for fiscal 1998 was $4,359,207, compared to $1,213,496 and $1,931,583 in fiscal 1997 and fiscal
1996, respectively. The Company's cash provided by operating activities of $4,359,207 resulted primarily from the reduction of merchandise inventories of $7,565,595, which was offset by the operating loss for the fiscal year ended August 1, 1998. At August 1, 1998 the Company maintained a working capital position of $8,398,859 compared to $9,652,600 as of August 2, 1997. During fiscal 1998 borrowings under credit facilities decreased by $3,565,877 due primarily to a reduction in the amount of availability per the July 27, 1994 Credit Agreement with Foothill, from $8,497,177 at August 2, 1997 to $5,094,223 at August 1, 1998. The Company increased its borrowings from the cash value of life insurance policies by $1,104,499. During the year ended August 1, 1998, the Company used cash generated by operations to invest in store fixtures and equipment of $534,833, and invest in life insurance policies of $248,619. Net cash increased by $1,105,559 from $297,790 at August 2, 1997 to $1,403,349 at
August 1, 1998.

The Company opened a new superstore in the Connecticut market during the first month of fiscal 1998. The point-of-sale system utilized by the Company will require upgrades in hardware in addition to installing the most current release of software. The estimated cost of the new hardware is $200,000 and has been included in the Company's projections for capital expenditures in fiscal 1999.

The DIP Credit Agreement, cash on hand, revenues generated from operations and credit terms extended by the vendor community are the Company's principal sources of liquidity. Additionally, the Company's plans include the sale of several under market leases to yield approximately $1,000,000 in estimated proceeds during fiscal 1999. The Company believes that these sources will be sufficient to meet the Company's operating and capital requirements. However, to the extent that results of operations continue to decline, short and long-term liquidity will be adversely affected, particularly if the availability of funds under the DIP Credit Agreement are significantly reduced or are no longer made available.

As a result of the uncertainties related to the Chapter 11 filing, the Company's independent certified public accountants have included an explanatory paragraph in their audit reports with respect to the Company's financial statements with respect to the Company's ability to continue as a going concern.

Inflation and Seasonality
-------------------------
The Company's financial condition and results of operations are presented on a historical cost basis. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of estimates required, the Company believes its operating results have not been materially affected by inflation in fiscal 1998, 1997 and 1996.

The Company's second quarter (November through January) which includes the Christmas season, is the strongest sales quarter. Additionally, the third quarter (February through April) has traditionally been the weakest.

Impact of Year 2000 on Computer Systems
---------------------------------------
The Company has conducted a Year 2000 readiness review with its information technology vendors and have identified three major areas requiring tasks to become Year 2000 compliant. Both the merchandising and financial systems of the Company will become Year 2000 compliant upon installation of the most current release from software vendors. The task of upgrading to new releases is within the normal course of activity for the Company's information technology professionals and will be completed by the spring of 1999. The point-of-sale system utilized by the Company will require upgrades in hardware in addition to installing the most current release of software. The estimated cost of the new hardware and software is $200,000 and has been included in the Company's projections for capital expenditures in fiscal 1999. The Company is currently testing the new point-of sale hardware and software, and will install the upgraded system after the Christmas season of 1998.

Forward Looking Statements
--------------------------
The preceding Business and Management's Discussion and Analysis contain various forward looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the ability of the Company to obtain positive cash flow from its current portfolio of stores; the ability of the Company to maintain its credit facilities; the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand; the sale of several under market leases; and sufficiency of the Company's working capital, DIP Credit Agreement and cash flow from operating activities for the Company's future operating and capital requirements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitations, the following: decline in demand for merchandise offered by the Company; the ability of the Company to gauge the fashion tastes of its customers and provide merchandise to satisfy customer demand; the ability of the Company to hire and train employees; the possible unavailability of merchandise from the Company's vendors and private label suppliers; the effect of economic conditions in the Company's markets, the effect of severe weather or natural disaster; and the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------
The Company's financial statements at August 1, 1998 and August 2, 1997, and for each of the three years in the period ended August 1, 1998, and the Reports of BDO Seidman, LLP and PricewaterhouseCoopers LLP are included in this Annual Report on Form 10-K on pages 19 through 37 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Changes in Registrant's Certifying Accountant
        ---------------------------------------------

(a)      Previous independent accountants

(i) On January 16, 1998, Three D Departments, Inc. dismissed Price Waterhouse LLP as its independent accountants.

(ii) The reports of Price Waterhouse LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

(iii) The Registrant's Board of Directors participated in and approved the decision to change independent accountants.

(iv) In connection with its audits for the two most recent fiscal years and through January 16, 1998, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years.

(iv) During the two most recent fiscal years and through January 16, 1998, there have been no reportable events (as defined in Regulation S-K Item 304(a)(l)(v).

(v) The Registrant has requested that Price Waterhouse LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated January 21, 1998, is filed as Exhibit 16 to this Form 8-K.

(b)      New independent accountants

         The Registrant engaged BDO Seidman, LLP as its new independent accountants as of January 16, 1998. During the two most recent fiscal years and through January 16, 1998, the Registrant has not consulted with BDO Seidman, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that BDO Seidman, LLP concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(l)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(l)(iv) of Regulation S-K.

                                    PART III

The information required by items 10,11,12, and 13 of Form 10-K will be set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders. The Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about January 15, 1999, and such information is incorporated herein by this reference.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a) The following financial statements and financial schedules are filed as a part of this Report:
    (1) Financial Statements                                                       Page No.
        --------------------                                                       --------
        Report of Independent Certified Public Accountants                           19
        Report of Independent Accountants                                            20
        Balance Sheets as of August 1, 1998 and August 2, 1997                       21
        Statements of Operations for the Fiscal Years Ended August 1, 1998,
          August 2, 1997, and August 3, 1996                                         22
        Statements of Changes in Stockholders' Equity for the Fiscal Years
          Ended August 1, 1998, August 2, 1997, and August 3, 1996                   23
        Statements of Cash Flows for the Fiscal Years Ended August 1, 1998,
          August 2, 1997, and August 3, 1996                                         24
        Notes to Financial Statements                                                25

    (2) Financial Statement Schedules
        -----------------------------
        All schedules are omitted because they are not required, are inapplicable, or the information is included in the Financial Statements or Notes thereto.

    (3) Exhibits
        --------
           Exhibit No.       Title
           -----------       -----
           3.1               Restated Certificate of Incorporation of the
                             Company, as filed with the Delaware Secretary of
                             State on November 30, 1984, together with the
                             Certificate of Amendment of the Restated
                             Certificate of Incorporation, as filed with the
                             Delaware Secretary of State on March 3, 1987. *
           3.2               By-laws of the Company as amended through July 29,
                             1987. *
           4.1               Class A Common Stock share certificate. *
           4.2               Class B Common Stock share certificate. *
           10.1              1993 Incentive Stock Option Plan and Option
                             Certificate. *
           10.2              Promissory note with an officer. *
           23.1              Consent of BDO Seidman, LLP for incorporation of
                             S-8 filing.
           23.2              Consent of PricewaterhouseCoopers LLP for
                             incorporation of S-8 filing.
           99.1              $10,000,000 Post-petition Credit Agreement
                             Commitment Letter between Three D Departments, Inc.
                             and Foothill Capital Corporation, dated as of July
                             30, 1998. *
           99.2              Interim Order (I) Authorizing a Secured
                             Post-Petition Financing on a Super Priority Basis
                             Pursuant to 11 U.S.C.ss. 363 and 364, (II) Granting
                             of Adequate Protection Pursuant to 11 U.S.C.ss. 364
                             and (III) scheduling A Final Hearing pursuant to
                             Bankruptcy Rule 4001(C) approved on August 6, 1998.
                             *

           * Previously filed

(b) Reports on Form 8-K
    -------------------
The Company filed two Reports on Form 8-K during or related to the fourth quarter of fiscal 1998. On June 6, 1998 the Company filed a report on Form 8-K reporting on the development of the Unofficial Creditors Committee and on the appointment of a new Chief Executive Officer. On August 10, 1998 the Company filed a report on Form 8-K under Item 3, Bankruptcy, reporting the voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and also reporting on the $10,000,000 Post-petition Credit Agreement with Foothill Capital Corporation.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: January 15, 1999

                                       THREE D DEPARTMENTS, INC.
                                       (Registrant)
                                       By: /s/ Steven Kerkstra
                                          ------------------------
                                               Steven Kerkstra, Vice President
                                               And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the date set forth above.

Signature                                          Title
---------                                          -----
/s/ Donald Abrams                   Chairman of the Board, Chief Executive
----------------------              Officer, President and Director
Donald Abrams


/s/ Steven Kerkstra                 Vice President, Chief Operating Officer,
----------------------              Chief Financial Officer, and Assistant
Steven Kerkstra                     Secretary


/s/ John Dawson                     Vice President, General Merchandising
----------------------              Manager, and Director
John Dawson


/s/ Jennie Daniells                 Director
----------------------
Jennie Daniells


/s/ Richard Carr                    Director
----------------------
Richard Carr


/s/ Ronald C. Dow                   Controller and Treasurer
----------------------
Ronald C. Dow

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Three D Departments, Inc. (Debtor in Possession)
Costa Mesa, California


We have audited the accompanying balance sheet of Three D Departments, Inc. as of August 1, 1998 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Three D Departments, Inc. at August 1, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has commenced a reorganization case by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division on July 30, 1998, has suffered recurring losses from operations and has no guarantee of debt financing past September 1999. The continuation of Three D Departments, Inc. as a going concern is contingent upon the ability to formulate an acceptable plan of reorganization that will be confirmed by the Bankruptcy Court, obtain ongoing financing and achieve satisfactory levels of profitable operations. These matters and the uncertainties inherent in the bankruptcy process raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                              BDO SEIDMAN, LLP
Costa Mesa, California
November 24, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and Stockholders of Three D Departments, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Three D Departments, Inc. at August 2, 1997, and the results of its operations and its cash flows for each of the two years in the period ended August 2, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has commenced a reorganization case by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division on July 30, 1998. This matter and the uncertainties inherent in the bankruptcy process raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As described in Note 2 to the financial statements, the Company changed its method of accounting for merchandise inventory in fiscal year 1996.


PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
October 16, 1997, except
as to Note 1, which is as
of July 30, 1998


                THREE D DEPARTMENTS, INC. (Debtor in Possession)
                ------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                                                                 August 1, 1998   August 2, 1997
                                                                 --------------   --------------
                                     ASSETS
                                     ------
CURRENT ASSETS
--------------
    Cash                                                         $   1,403,349    $     297,790
    Receivables                                                        135,505          397,460
    Inventories                                                      7,589,396       15,585,221
    Prepaid expenses                                                   276,203          251,900
    Deferred income taxes                                                    -           35,635
                                                                 -------------------------------
        Total current assets                                         9,404,453       16,568,006

PROPERTY, FIXTURES AND IMPROVEMENTS, at cost
------------------------------------
    Buildings                                                        1,193,834        1,193,834
    Fixtures and equipment                                           8,196,700        8,943,029
    Leasehold improvements                                           2,838,987        3,014,051
                                                                 -------------------------------
                                                                    12,229,521       13,150,914
        Less - accumulated depreciation                              7,835,837        7,269,480
                                                                 -------------------------------
                                                                     4,393,684        5,881,434
OTHER ASSETS
------------
    Deferred cost of leases, net                                     1,026,271        1,247,924
    Deferred income taxes                                                    -          574,432
    Other                                                              511,821        1,068,528
                                                                 -------------------------------
Total Assets                                                     $  15,336,229    $  25,340,324
                                                                 ===============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
-------------------
    Long-term debt - current portion                             $           -    $     263,580
    Accounts payable                                                    27,671        5,442,886
    Accrued liabilities                                                460,943        1,208,940
    Reserve for store closings                                         516,980                -
                                                                 -------------------------------
        Total current liabilities                                    1,005,594        6,915,406
LONG-TERM DEBT, LESS CURRENT PORTION                                 5,094,223        8,497,177
                                                                 -------------------------------
DEFERRED COMPENSATION                                                        -          200,000
                                                                 -------------------------------
OTHER LIABILITIES                                                      877,901          791,941
                                                                 -------------------------------
LIABILITIES SUBJECT TO COMPROMISE                                    6,859,467                -
                                                                 -------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
--------------------
  Preferred stock; $1.00 par value; authorized 300,000 shares;
  none issued                                                                -                -
  Common stock; $1.00 par value
  Class A - authorized 6,000,000; issued 1,676,969, convertible
  to Class B                                                           419,242          419,242
  Class B - authorized 6,000,000; issued 1,563,863                     390,966          390,966
  Additional paid-in capital                                         1,255,525        1,255,525
  Retained earnings                                                  1,238,055        8,674,811
                                                                 -------------------------------
                                                                     3,303,788       10,740,544

  Less - 804,883 shares of common stock in treasury, at cost         1,804,744        1,804,744
                                                                 -------------------------------

                                                                     1,499,044        8,935,800
                                                                 -------------------------------
Total Liabilities and Stockholders' Equity                       $  15,336,229    $  25,340,324
                                                                 ===============================

   The accompanying notes are an integral part of these Financial Statements.



                THREE D DEPARTMENTS, INC. (Debtor in Possession)
                ------------------------------------------------
                            Statements of Operations
                            ------------------------
                                                                                 Fiscal Year Ended
                                                                   ---------------------------------------------
                                                                   August 1, 1998 August 2, 1997  August 3, 1996
                                                                   -------------- --------------  --------------
Sales                                                              $  37,559,411  $  44,181,878   $  47,851,248
  Cost of sales, including warehousing, transportation and buying
  expenses                                                            22,846,124     25,254,183      27,443,694
  Store operating, administrative and general expenses                18,291,916     19,394,217      20,376,070
  Impairment loss (see note 2)                                           648,913              -               -
  Restructuring expenses (see note 2)                                  1,167,172              -               -
                                                                   ---------------------------------------------
Operating income (loss)                                               (5,394,714)      (466,522)         31,484
Reorganization expenses (see note 2)                                     257,315              -               -
Interest expense                                                       1,152,387      1,210,227       1,317,052
                                                                   ---------------------------------------------
Loss before income taxes and cumulative effect of accounting
change                                                                (6,804,416)    (1,676,749)     (1,285,568)
Income taxes                                                             632,340              -               -
                                                                   ---------------------------------------------
Loss before cumulative effect of accounting change                    (7,436,756)    (1,676,749)     (1,285,568)
Cumulative effect of accounting change (see note 2)                            -              -         310,427
                                                                   ---------------------------------------------
Net loss                                                           $  (7,436,756) $  (1,676,749)  $    (975,141)
                                                                   =============================================
Loss per share basic and dilutive (see note 2)
Loss per share before cumulative effect of accounting change       $       (3.05) $       (0.69)  $       (0.53)
Cumulative effect                                                              -              -            0.13
                                                                   ---------------------------------------------
Net loss per share                                                 $       (3.05) $       (0.69)  $       (0.40)
                                                                   =============================================

Weighted average number of common shares outstanding                   2,435,949      2,435,955       2,433,417
                                                                   =============================================


   The accompanying notes are an integral part of these Financial Statements.


                THREE D DEPARTMENTS, INC. (Debtor in Possession)
                ------------------------------------------------
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  ---------------------------------------------
                                                CLASS A      CLASS B    ADDITIONAL                                       TOTAL
                                                COMMON       COMMON       PAID IN       RETAINED      TREASURY       STOCKHOLDERS'
                                                 STOCK        STOCK       CAPITAL       EARNINGS        STOCK           EQUITY
                                              ------------------------------------------------------------------------------------
BALANCE AT JULY 29, 1995                        $414,242    $394,028    $1,246,557     $11,495,251   $(1,804,733)     $11,745,345

Net (loss)                                             -           -             -        (975,141)            -         (975,141)
Cash dividends:
  Class A common stock ($.05 per share)                -           -             -         (57,888)            -          (57,888)
  Class B common stock ($.03 per share)                -           -             -         (38,294)            -          (38,294)
Shares issued under option agreement (3,500
Class A shares and 4,250 Class B Shares)             875       1,063         8,968               -             -           10,906
Conversions from Class B to Class A common
stock                                              1,525      (1,525)            -               -             -                -
                                              ------------------------------------------------------------------------------------
BALANCE AT AUGUST 3, 1996                        416,642     393,566     1,255,525      10,423,928    (1,804,733)      10,684,928

Net (loss)                                             -           -             -      (1,676,749)            -       (1,676,749)
Cash dividends:                                                                                                                 -
  Class A common stock ($.0375 per share)              -           -             -         (43,891)            -          (43,891)
  Class B common stock ($.0225 per share)              -           -             -         (28,477)            -          (28,477)
Purchase of 12 shares Class B common stock
for treasury                                           -           -             -               -           (11)             (11)
Conversions from Class B to Class A common
stock                                              2,600      (2,600)            -               -             -                -
                                              ------------------------------------------------------------------------------------
BALANCE AT AUGUST 2, 1997                        419,242     390,966     1,255,525       8,674,811    (1,804,744)       8,935,800
Net (loss)                                             -           -             -      (7,436,756)            -       (7,436,756)
                                              ------------------------------------------------------------------------------------
BALANCE AT AUGUST 1, 1998                       $419,242    $390,966    $1,255,525      $1,238,055   $(1,804,744)      $1,499,044
                                              ====================================================================================


   The accompanying notes are an integral part of these Financial Statements.



                THREE D DEPARTMENTS, INC., (Debtor in Possession)
                -------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                                                         Fiscal Year Ended
                                                         August 1, 1998   August 2, 1997   August 3, 1996
                                                         --------------   --------------   --------------
Cash flows from operating activities:
Net loss                                                 $  (7,436,756)   $  (1,676,749)     $  (975,141)
Adjustments to reconcile net loss to cash provided from
operating activities:
  Depreciation and amortization                              1,456,030        1,667,895        1,709,186
  Deferred income taxes                                        610,067                -          331,284
  Increase in cash value of life insurance                    (102,049)        (155,847)         (41,007)
  Inventory valuation allowance                                430,230                -                -
  Impairment of long-lived assets                              627,362                -                -
  Reserve for store closings                                 1,167,172                -                -
  (Gain) loss on sales/write down of fixtures and
  improvements                                                 232,166          (60,303)          54,587
Changes in assets and liabilities:                                   -                -                -
    Accounts receivable                                          2,327          (20,610)         (80,559)
    Inventories                                              7,565,595          846,264         (170,998)
    Prepaid expenses                                           (24,303)         235,455          (63,322)
    Prepaid income taxes                                             -           51,402           98,363
    Accounts payable and accrued liabilities                  (618,690)         362,763        1,017,971
    Other liabilities                                          450,056          (36,774)          51,219
                                                         ------------------------------------------------
Net cash provided by operating activities                    4,359,207        1,213,496        1,931,583
Cash flows from investing activities:
    Proceeds from the sales of fixtures                              -                -           10,034
    Purchase of fixtures, equipment and improvements          (534,833)        (860,390)        (802,406)
    Purchase of leases                                               -         (250,000)               -
    Investment in life insurance policies                     (248,619)        (250,975)        (280,583)
    Purchase of software                                        (8,818)         (44,749)          (6,440)
                                                         ------------------------------------------------
Net cash used in investing activities                         (792,270)      (1,406,114)      (1,079,395)
Cash flows from financing activities:
    Proceeds from the exercise of stock options                      -                -           10,906
    Dividends paid                                                   -          (72,368)         (96,182)
    Purchase of treasury stock                                       -              (11)               -
    Repayment of debt                                       (3,565,877)        (577,573)        (578,924)
    Proceeds from loan against cash value of insurance       1,104,499          633,327                -
                                                         ------------------------------------------------
Net cash (used in) financing activities                     (2,461,378)         (16,625)        (664,200)
Net increase (decrease)  in cash and cash equivalents        1,105,559         (209,243)         187,988
Cash and cash equivalents:
    Beginning of period                                        297,790          507,033          319,045
                                                         ------------------------------------------------
    End of period                                        $   1,403,349    $     297,790      $   507,033
                                                         ================================================


   The accompanying notes are an integral part of these Financial Statements.

                            THREE D DEPARTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1- REORGANIZATION AND BASIS OF PRESENTATION
------------------------------------------------
Three D Departments, Inc. (the "Company,") is a chain of specialty retail home textiles and decorative housewares products stores generally located in regional shopping centers. As of August 1, 1998, the Company operated 21 stores, principally in California, Arizona, and Connecticut. The Company's fiscal year is based on a 52-53 week calendar ending on the Saturday nearest to July 31. Fiscal years 1998 and 1997 included 52 weeks, fiscal year 1996 included 53 weeks.

Beginning in February 1998, the Company experienced a tightening of bank credit. The lack of available funds precipitated extensions in trade payables, and as a result merchandise shipments to the Company constricted to levels which could not adequately support the Company's historical volume of business. Subsequently, the Company incurred operating losses stemming from a lack of merchandise inventory.

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

In July 1998 the Company sought a cash infusion and had made tentative arrangements for additional financing, which was contingent upon a successful compromise of the trade debt that was put on hold as of April 15, 1998. A compromise plan was presented to the unofficial committee of unsecured creditors, but was not accepted by one large unsecured creditor.

Most vendors were not extending terms, and the Company was unable to replenish its shelves with new merchandise. Because of these restrictions on cash flow and an inability to renegotiate existing bank debt or raise additional capital through other sources, the Company decided to seek bankruptcy protection.

On July 30, 1998 (the "Petition Date"), the Company commenced a reorganization case by filing a voluntary petition (the "Chapter 11 Petition") for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Code (as amended from time to time, the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (the "Bankruptcy Court"), case number SA 98 20792 LR. Management determined that filing of the Chapter 11 Petition would allow the needed time and flexibility to restructure the Company's operations, reestablish the flow of merchandise to its stores, and provide the time and protection necessary to restructure the Company's funding sources.

Since the Petition Date, the Company has continued in possession of its properties and, as debtor-in-possession, is authorized to operate and manage its businesses and enter into all transactions (including obtaining services, inventories, and supplies) in the ordinary course of business, or out of the ordinary course of business subject to approval of the Bankruptcy Court, after notice and hearing. A statutory Creditors' Committee has been appointed in the Chapter 11 case.

Subsequent to the filing of the Chapter 11 Petition, the Company sought and obtained several orders from the Bankruptcy Court, which were intended to stabilize its business. The most significant of these orders: (1) established debtor in possession financing with the Company's pre-petition lender Foothill Capital Corporation; and (2) authorized the Company to conduct "going out of business" sales in six locations which the management of the Company had decided to close due to the poor operating performance of those stores.

In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, those liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 filing have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the accompanying consolidated balance sheet (Note
5). Generally, actions to enforce or otherwise effect payment of all pre-petition Chapter 11 liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtor-in-possession. The Company has filed schedules with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization and accordingly are not presently determinable.

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things; its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, to maintain compliance with the debtor-in-possession financing agreement, and the ability to obtain sufficient financing sources to meet future obligations. Given these uncertainties there can be no assurance that the Plan will be approved by the Creditors or confirmed by the Bankruptcy Court or when or whether the Plan will become effective.


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

Inventories
Inventories are valued at the lower of cost or market. In fiscal 1996 the Company changed its method of accounting for inventories to include the costs of certain buying, warehousing, and transportation costs. The Company believes this refinement provides a better measurement of operations by more closely matching revenues with expenses. At the beginning of fiscal 1996 the Company restated its inventory to include $527,040 of such costs. This amount, less the tax effect of $216,613, is reported as a change in accounting principle totaling $310,427. Capitalized costs in inventory at August 1, 1998 and August 2, 1997 were $323,844 and $417,636, respectively.

In connection with the announced closure of six stores as a part of the Company's reorganization effort, an inventory valuation reserve of $430,230 was established as of August 1, 1998 to adjust the carrying value of ending inventory in the stores to be closed to its estimated net realizable value.

Pre-Opening Costs
Costs associated with the opening of new stores are expensed in the period incurred.

Property, Fixtures and Improvements
Property, fixtures and improvements are stated at cost, less accumulated depreciation. Depreciation and amortization are computed on the straight line method based upon estimated useful lives as follows: buildings - 20 to 25 years; fixtures, furniture and equipment - 3 to 8 years; and leasehold improvements - 4 to 15 years.

Property, fixtures and improvements, except as discussed below, have been reflected in the accompanying financial statements at their historical cost bases. Such assets have been reflected at historical cost as management believes that the Company's plan of reorganization will be approved and accordingly, the Company will emerge from bankruptcy. Should the Company's plan of reorganization not be approved by the Bankruptcy Court and the Company is forced to liquidate its assets, or should an approved plan require the closure of additional stores, the amounts realized by the Company from such liquidation and/or store closures may be substantially less than the carrying values of such assets as reflected in the accompanying balance sheet.

Impairment of long-lived assets
The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed Of (SFAS 121), during fiscal 1997. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the future cash flows on an undiscounted basis to the net book value of the assets. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written down to their fair value. In addition, SFAS 121 requires that assets to be disposed of be measured at the lower of cost or fair value, less estimated costs to sell. In fiscal 1998, the Company reduced the carrying value of Property, Fixtures and Equipment by $586,042 for certain assets which are likely to be disposed or abandoned in conjunction with the reorganization. Additionally the Company reduced the carrying value of certain leasehold interests by $62,871.

Advertising
Advertising costs are expensed in the period incurred. Advertising costs of $536,665, $1,127,107, and $1,220,658 were incurred during the years ended August 1, 1998, August 2, 1997, and August 3, 1996, respectively.

Deferred Costs
Deferred costs of leases are amortized over the number of years remaining under such lease agreements. Such costs are recorded net of amortization of $885,265 and $726,483 at August 1, 1998 and August 2, 1997, respectively, in the balance sheet. Amortization charged to the statement of operations amounted to $158,782, $136,509 and $129,079 for fiscal years 1998, 1997 and 1996, respectively.

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

Reorganization Expenses
Professional fees and expenditures related to the Chapter 11 filing and the Unofficial Unsecured Creditors' Committee are classified as reorganization costs and are expensed as incurred. Reorganization costs for the year ended August 1, 1998 were $257,315.

Loss per Share
Net loss per share is computed based upon the weighted average number of shares outstanding. In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex financial structures. Adoption of SFAS No. 128 had no effect on the Company's financial statements. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company's stock options and warrants, which cover 256,269 shares of the Company's common stock at August 1, 1998, are antidilutive for all periods presented, only basic EPS is presented. These securities could potentially dilute future EPS calculations.

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

Reclassification
Certain amounts have been reclassified to conform to the 1998 financial statement presentation.

New Accounting Standards
SFAS No. 131 - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This pronouncement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 1997. The Company has not determined the effect, if any, of adoption on its financial reporting.

SFAS No. 130 - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income, which includes certain items which have historically been excluded from the income statement, and instead charged directly to equity. The Company has not incurred any of the specific items addressed in this pronouncement. As a result, management does not believe that this pronouncement will have any impact on the Company's financial reporting. This pronouncement is effective for fiscal years beginning after December 15, 1997.

NOTE 3 - OTHER ASSETS:
----------------------
The Company has life insurance policies on key executives in which the Company is the principal beneficiary. Cash surrender value (net of policy loans of $3,248,864 at August 1, 1998 and $2,403,993 at August 2, 1997) was $412,746 at
August 1, 1998 and $906,948 at August 2, 1997. Net cash surrender values are included in other assets.

NOTE 4 - ACCRUED LIABILITIES:
-----------------------------
Accrued liabilities consist of the following:


                                        August 1,1998       August 2,1997
                                        -------------       -------------
      Accrued expenses                  $    161,431        $    805,279

      Accrued salaries and wages             299,512             403,661
                                        -------------       -------------
                                        $    460,943        $  1,208,940
                                        =============       =============

NOTE 5 - LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS:
----------------------------------------------------------------------------
Liabilities subject to compromise include substantially all of the current and non-current unsecured liabilities of the Company as of the Petition Date. These liabilities were transferred from their respective pre-petition balance sheet accounts to liabilities subject to compromise and have been treated as non-cash items in the accompanying Fiscal 1998 statement of cash flows.


Unsecured liabilities:
    Trade accounts payable                                      $4,498,228
    Accrued expenses                                             1,265,390
    Deferred compensation                                          195,000
    Long-term lease liability and lease rejection claims           800,192
    Note payable to officer                                        100,657
                                                                -----------
                                                                $6,859,467
                                                                ===========

Any plan of reorganization ultimately approved by the Company's impaired pre-petition creditors and shareholders, and confirmed by the Bankruptcy Court, may materially change the amounts and terms of these pre-petition liabilities. Such amounts are estimated as of August 1, 1998, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional pre-petition liabilities. Such amounts, if any, will be recognized in the balance sheet as they are identified and become subject to reasonable estimation.

NOTE 6 - LONG TERM DEBT:
------------------------

                                                                   August 1, 1998  August 2, 1997
                                                                   --------------  --------------
  Long-term debt consists of the following:

  Note payable - revolving credit loan, payable monthly
  through July 28, 2001, interest at prime rate plus 2% (10.5%
  at August 1, 1998). Subsequently cancelled and replaced
  with DIP Credit Agreement on August 21, 1998, which
  matures on August 21, 1999.                                      $   5,094,223   $   8,370,227

  Note payable - secured promissory note, payable monthly
  through July 28, 1999, principal and interest at prime rate
  plus 2% (10.5% at August 2, 1997).                                           -         180,000

  Note  payable to officer - monthly interest payments of
  $4,167 through July, 1996, monthly payments of principal
  and interest of $16,923 through March 1999 at 10 % interest.           100,657         210,530
                                                                   --------------  --------------
  Total long-term debt                                                 5,194,880       8,760,757

  Less current portion                                                         -         263,580

  Less liabilities subject to compromise                                 100,657               -
                                                                   --------------  --------------

  Long-term debt less current portion                              $   5,094,223   $   8,497,177
                                                                   ==============  ==============

The revolving credit line, as amended, previously matured on July 28, 2001, and provided for borrowings of 60% of eligible inventory, not to exceed a maximum of $12,000,000, of which $5,094,223 was outstanding at August 1, 1998. Payments of principal were required if inventory fell below 167 percent of the amount then outstanding. A commitment fee of 0.5% per annum on the average unused amount is required. Average outstanding borrowings, including loans against the cash surrender value of life insurance (see note 3) were $10,875,962 for fiscal 1998 compared to $12,105,736 in fiscal 1997. The weighted average cost of interest was 10.6% in fiscal 1998 compared to 10.0% in fiscal 1997.

The revolving credit line was secured by inventory, fixtures and receivables of the Company. The agreement required the Company to maintain certain financial covenants, some of which limit capital expenditures and dividend payments and restrict disposal of assets without prior approval. At August 1, 1998 the Company was not in compliance with these covenants.

On August 21, 1998, the Bankruptcy Court approved, a post-petition credit agreement between the Company and Foothill Capital Corporation (Foothill), pursuant to which, among other things, Foothill agreed to provide the Company with debtor-in-possession financing (the "DIP Credit Agreement""). The DIP Credit Agreement extinguished the revolving credit line. The DIP Credit Agreement matures on August 21, 1999, and provides for borrowings of 60% of eligible inventory, and 50% of appraised real estate value, not to exceed a maximum loan value of $10,000,000. The loan carries interest at prime rate plus two percent (2%). The DIP Credit Agreement incurred a Facility Fee of $25,000 on August 21, 1998. Additional Facility Fees of $25,000 each will be incurred on September 15, 1998, November 15, 1998, January 15, 1999 and March 15, 1999 if any amount on the loan is then outstanding. The DIP Credit Agreement is secured by all the assets of the Company and was granted super-priority status by the Bankruptcy Court. The agreement requires the Company to maintain certain financial covenants, beginning October 31, 1998 related to sales, gross margin and the sale of certain real estate on which date the Company was in compliance with its covenants.

NOTE 7 - INCOME TAXES:
----------------------
The provision for income taxes for each of the three fiscal years in the period ended August 1, 1998 comprised the following:

                                            1998           1997          1996
                                       ------------  ------------  ------------
   Current tax expense
     Federal                           $         -   $         -   $         -
      State                                 22,273             -             -
                                       ------------  ------------  ------------
                                            22,273             -             -
   Deferred tax expense
       Federal                             414,117             -             -
       State                               195,950             -             -
                                       ------------  ------------  ------------
                                           610,067             -             -
                                       ------------  ------------  ------------
                                       $   632,340   $         -   $         -
                                       ============  ============  ============

The differences between the Company's income tax expense (benefit) and the statutory U.S. federal income tax rate for each of the three fiscal years in the period ended August 1, 1998 are as follows:


                                                 1998        1997        1996
                                              ----------  ----------  ----------
   Statutory  U.S. federal income tax rate       (34.0)%     (34.0)%     (34.0)%
   State taxes, net of federal benefit            (6.5)%      (5.7)%      (6.5)%
   Valuation allowance                            52.0 %      42.8 %      37.3 %
   Other                                          (2.2)%      (3.1)%       3.2 %
                                              ----------  ----------  ----------
                                                   9.3 %       0.0 %       0.0%
                                              ==========  ==========  ==========

Deferred tax assets and liabilities as of August 1, 1998 and August 2, 1997 relate to the following:
                                               August 1, 1998     August 2, 1997
                                               --------------     --------------
   Deferred tax assets
     Inventories                               $     182,300      $      13,058
     Contribution carryforwards                        1,400             13,445
     Accrued vacation                                 28,300             25,431
     Accrued compensation                             79,000             87,612
     Loss carry forwards                           3,485,900          1,911,572
     Reorganization reserves                         726,600                  -
     Leasehold improvements                          323,600            321,278
                                               --------------     --------------
   Total deferred tax assets                       4,827,100          2,372,396
   Valuation allowance for deferred tax assets    (4,469,200)        (1,289,313)
                                               --------------     --------------
   Net deferred tax assets                           357,900          1,083,083
   Deferred tax liabilities:
   Fixtures and equipment                            357,900            473,016
                                               --------------     --------------
   Total net deferred tax assets               $           -      $     610,067
                                               ==============     ==============

At August 1, 1998 the Company had federal net operating loss carry forwards of $9,384,988 expiring from 2009 through 2013 and associated state net operating loss carry forwards expiring from 1999 through 2003. A valuation allowance has been provided as management cannot determine it is more likely than not that the deferred tax assets will be realized.


NOTE 8 - STOCKHOLDERS' EQUITY:
------------------------------
The Company is authorized to issue 6,000,000 shares of Class A common stock, $.25 par value per share, and 6,000,000 shares of Class B common stock, $.25 par value per share. Class A shares differ in that quarterly cash dividends, if declared, must be for a higher amount than Class B shares and Class A shares have only one-tenth vote per share as compared to one vote per share for Class B stock. The Class B shares are convertible into Class A shares at any time at no cost to the stockholder.

NOTE 9 -EMPLOYEE BENEFITS:
--------------------------
Effective June 1, 1996 the Company adopted the Three D Departments, Inc. Employee Savings and Profit Sharing Plan (the Plan) under section 401(k) of the Internal Revenue Code. All employees, who have completed 90 days of service, have attained the age of 21 years and worked at least 1,000 hours are eligible to participate in the Plan. The Plan is funded by voluntary employee salary deferrals of up to 15% of annual compensation and employer matching contributions equal to five percent of the Company's net income. There was no Company contribution for the fiscal years ended August 1, 1998, August 2, 1997, and August 3, 1996.

The Company has a deferred compensation agreement with a former officer providing for payments of $20,000 annually for ten years after retirement. In the event of death, the unpaid balance is payable in two equal installments. The liability under this agreement is included as a part of Liabilities Subject to Compromise (see Note 5).

The Company has a non-qualified and two qualified stock option plans (the "1983 Plan" and the "1993 Plan") that provide for the granting of options to purchase the Company's common stock to selected key employees, officers and directors.

Under the 1988 non-qualified Stock Option Plan, a maximum of 100,000 shares of Class A common stock are authorized for grants at not less than 100% of fair market value on date of grant and expire ten years after the date of grant. Options vest in cumulative amounts at 25% per year, one year from the date of grant. At August 1, 1998 100,000 shares were available for future grants.

Under the 1983 Plan, shares were authorized for grants at not less than 100% of fair market value on date of grant. Options were vested in cumulative amounts at 25% per year commencing in the first year and expire ten years after date of grant. In June 1992, the 1983 Plan expired and no additional shares will be granted under the 1983 Plan. At August 1, 1998, 36,078 options issued pursuant to the 1983 plan were exercisable.

The 1993 Plan, as amended, authorizes options for a maximum of 300,000 shares of Class A common stock and 300,000 shares of Class B common stock to be granted at not less than 100% of fair market value on the date of grant. Options are exercisable in cumulative amounts at 25% per year one year from the date of grant, and expire ten years after date of grant. Under the 1993 Plan, the number of options granted to any single employee in a twelve month period is limited to 100,000 shares. As of August 1, 1998 remaining options open for grant to employees, officers and directors were 218,500 Class A shares and 161,309 Class B shares.

Information with respect to the Company's stock option plans is summarized below for each of the three fiscal years in the period ended August 1, 1998:


                                          1998                       1997                         1996
                                 ----------------------      ---------------------      -----------------------
                                               Weighted                   Weighted                     Weighted
                                               Average                    Average                      Average
                                               Exercise                   Exercise                     Exercise
                                 Shares        Price         Shares       Price          Shares        Price
                                 ------        --------      ------       --------       ------        --------
    Outstanding at beginning
    of year                      322,889       $2.01         334,889      $2.02          375,389       $2.05

        Granted                        -           -               -          -           25,000        1.63
        Exercised                      -           -               -          -           (7,750)       1.41
        Canceled                 (66,620)       2.38         (12,000)      2.36          (57,750)       2.14
                                 -------------------------------------------------------------------------------

    Outstanding at end of year   256,269       $1.91         322,889      $2.01          334,889       $2.02
                                 ===============================================================================

    Option price
    range at end                 $1.125                      $1.125                      $1.125
    of year                      to $5.250                   to $5.250                   to $5.250


    Weighted average fair
    value of options granted           -                           -                     $1.53

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

                                                          1998          1997
                                                          ----          ----

    Net loss:                  As reported            ($7,436,756)  ($1,676,749)
                               Pro forma              ($7,446,256)  ($1,686,249)

    Net loss per common share: As reported                 ($3.05)       ($0.69)
                               Pro forma                   ($3.05)       ($0.69)


At the end of fiscal 1998, the total options had an average remaining life of
5.4 years. At the end of fiscal 1998 there were 216,894 options exercisable at an average price of $1.91. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants during 1996: risk free interest rate of 4.99%; expected volatility of 115%; expected dividend yield of .8%, and the expected life of the options was ten years.

NOTE 10 - RELATED PARTIES:
--------------------------
On May 6, 1998, the Company entered into a one-year agreement with its former Chairman and Director for consulting services. During fiscal 1998 the Company paid $91,667 for services under this agreement.

In October 1996 the Company sold a residence it owned in West Hartford, Connecticut to a shareholder, who is a former officer and director of the Company, in exchange for a reduction of $180,000 in the note payable the Company owes to the officer. The Company obtained an independent appraisal of the property prior to the transaction, reviewed the appraisal with the Company's executive committee and believes the price is competitive with those of similar properties. In Fiscal 1997 the Company recorded a gain of $78,833 in connection with this transaction.

In December 1994, the Company entered into a note agreement to borrow $500,000 from a shareholder, who is a former officer and director of the Company. The agreement provides for interest payable monthly at 10% for the first eighteen months and interest and principal thereafter. The Company paid interest expense of $17,048, $29,223, and $54,083 in fiscal 1998, 1997 and 1996, respectively.
The agreement was amended on May 6, 1998 which fixed the amount of the monthly payment including principal and interest to be $16,923 until the debt was fully repaid. The outstanding balance at August 1, 1998 is $100,657 and is included in liabilities subject to compromise (see note 5).

In May 1990, the Company entered into a lease agreement for space in a shopping center in which several former officers and directors of the Company have 41% ownership. During fiscal 1998, 1997, and 1996, the Company paid approximately $161,000, $170,000, and $153,000 respectively, in rent for such space. Management believes the terms of the lease are competitive with those available for similar properties. The commitment remaining under this lease, which expires on May 31, 2005, is $981,000.

In May 1992, an officer, director and stockholder of the Company entered into a note agreement with the Company to borrow $37,107. The agreement provides for interest to accrue at 8.5% annually for four years with principal and interest due in May 1995. In May 1997, the Company agreed to extend the note maturity until such time as the officer received any proceeds from the sale of Company stock, at which time the note would be fully repaid. In May 1995, the Company also increased the interest on the note to 10.75% per annum. The outstanding balance at August 1, 1998 is $70,883 and is included in receivables.

A stockholder of the Company is the principal stockholder of an insurance agency used by the Company. During fiscal 1998, 1997 and 1996, the Company paid insurance premiums on insurance policies issued through this agency of $22,962, $93,163, and $383,874, respectively. Management believes that such premiums are competitive with those charged by unrelated insurance brokers.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------
Lease agreements relating to the occupancy of retail stores, warehouses, office facilities and to the rental of equipment are in effect and expire at varying dates through 2012. The agreements provide for minimum annual rentals and/or payments based on percentages of sales. A number of agreements are renewable at the Company's option and/or are cancelable by either party if a specified level of annual sales is not attained.

Aggregate annual minimum rental commitments at August 1, 1998, excluding real estate taxes and certain other expenses, under the aforementioned leases are as follows:


                             Fiscal Year                  Rental
                                                         (000's)
                             1999                      $   4,383
                             2000                          3,907
                             2001                          3,452
                             2002                          2,930
                             2003                          2,762
                             Thereafter                   10,436
                                                       ----------
                                                       $  27,870
                                                       ==========

Total rents charged against income, including payments for real estate taxes and certain other expenses amounted to approximately $6,243,000 in fiscal 1998, $5,914,700 in fiscal 1997, and $5,917,000 in fiscal 1996.

The Company is, from time to time, involved in routine litigation incidental to the conduct of its business. The Company believes that no litigation currently pending against it will have a material adverse effect on its financial position or results of operations.


NOTE 12 - STATEMENTS OF CASH FLOWS:
-----------------------------------
For the three fiscal years in the period ended August1, 1998, supplemental cash flow information is as follows:


                                                        1998             1997             1996
                                                        ----             ----             ----
    Interest paid                                    $1,152,387       $1,210,227       $1,317,052
    Income taxes paid (refunded)                              -                -          (86,084)
    Sale of residence in exchange for reduction
    of notes payable to officer                               -          180,000                -

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
--------------------------------------------------------

                                    First        Second          Third         Fourth         Full
                                   Quarter      Quarter         Quarter        Quarter        Year
Revenues
1998                             $10,395,796  $12,129,386     $ 8,657,360    $ 6,376,869   $37,559,411
1997                             $10,987,481  $13,213,052     $ 9,807,148    $10,174,197   $44,181,878

Income (loss) before taxes
1998                             $  (460,584) $   163,551     $(1,528,953)   $(4,978,430)  $(6,804,416)
1997                             $  (529,973) $   237,192     $  (581,635)   $  (802,333)  $(1,676,749)

Net income (loss)
1998                             $  (460,584) $   163,551     $(1,528,953)   $(5,610,770)  $(7,436,756)
1997                             $  (529,973) $   237,192     $  (581,635)   $  (802,333)  $(1,676,749)

Net income (loss) per share
1998                             $     (0.19) $      0.07     $     (0.63)    $    (2.30)    $   (3.05)
1997                             $     (0.22) $      0.10     $     (0.24)    $    (0.33)    $   (0.69)


NOTE 14 - FOURTH QUARTER ADJUSTMENTS:
-------------------------------------
During the fourth quarter of 1998 the Company recorded the following reserves and expenses as a result of the deterioration of operations, filing of Chapter 11 Bankruptcy protection and the anticipated restructuring of the Company:


    Store closing reserve                           $    516,980
    Reserve for lease rejection claims                   650,192
    Inventory liquidation reserve                        430,230
    Asset impairment loss                                648,913
    Valuation reserve for deferred taxes                 632,340
    Reorganization expenses                              257,315
                                                    -------------
                                                    $  3,135,970
                                                    =============